Form 10QSB
period 2002-06-30
RIVERBEND TELECOM INC
filed 2002-08-19
CIK 1171357

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 2002          Commission File Number 000-49745

                         RIVERBEND TELECOM, INC.
         (Exact name of registrant as specified in its charter)

                 Nevada                               91-2150635
-------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
             or organization)                     Identification No.)


826 Barracks Street      New Orleans, Louisiana                  70116
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code     (504) 524-2433
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check whether the registrant
(1) has filed all reports required to be
filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during
the preceding 12 months (or for such           Yes:  X
shorter period that the registrant was             -----
required to file such report(s), and
(2) has been subject to such filing             No:
requirements for the past 90 days.                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                                       Number of shares outstanding at
                                                 June 30, 2002
          Class                                 2,000,000 shares
Common Stock, $.001 par value

                         RIVERBEND TELECOM, INC.
                               FORM 10-QSB
                              JUNE 30, 2002

                                  INDEX
                                  -----


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1.   Condensed Financial Statements

          Condensed Balance Sheet. . . . . . . . . . . . . . . . . . . .3

          Condensed Statements of Operations - Three Months and
          Six Months Ended June 30, 2002 and for the Period
          August 31, 2001 (inception) through June 30, 2002. . . . . . .4

          Condensed Statements of Cash Flows - Six Months Ended
          June 30, 2002 and for the Period August 21, 2001
          (inception) through June 30, 2002. . . . . . . . . . . . . . .5

          Notes to Condensed Financial Statements. . . . . . . . . 6 - 10

Item 2.   Management's Discussion and Analysis or Plan of Operation. . 11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 15

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K/A . . . . . . . . . . . . . 15

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 1.
                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED BALANCE SHEETS
                         - - - - - - - - - - - -
                                Unaudited



                                 ASSETS
                                 ------

                                                   JUNE 30, 2002          DECEMBER 31,
                                                    (UNAUDITED)               2001
                                                    ------------          ------------
Current Assets
  Cash                                              $      1,649          $      7,378
  Receivables - real estate and telephone
    commissions (Note 2)                                   5,212                   706
  Inventory                                                  293                   169
                                                    ------------          ------------
          Total Current Assets                             7,154                 8,253

Receivable - real estate commissions (Note 2)             15,718                16,083
                                                    ------------          ------------

          Total Assets                              $     22,872          $     24,336
                                                    ============          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
  Accounts payable                                  $     18,077          $      7,968
                                                    ------------          ------------
          Total Current Liabilities                       18,077                 7,968
                                                    ------------          ------------

Stockholders' Equity
  Common Stock; $.001 par value; 10,000,000 shares
    authorized; 2,000,000 issued                           2,000                 2,000
  Additional paid-in capital                              20,098                20,098
  Deficit accumulated during the development stage       (17,303)               (5,730)
                                                    ------------          ------------
          Total Stockholders' Equity                       4,795                16,368
                                                    ------------          ------------

          Total Liabilities and Stockholders'
            Equity                                  $     22,872          $     24,336
                                                    ============          ============



        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF OPERATIONS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited



                                                                                  AUGUST 21, 2001
                                                  THREE MONTHS     SIX MONTHS       (INCEPTION)
                                                     ENDED            ENDED           THROUGH
                                                 JUNE 30, 2002    JUNE 30, 2002    JUNE 30, 2002
                                                 -------------    -------------    -------------
Revenues                                         $     13,866     $     30,717     $     49,926

Cost of revenues                                       11,323           25,326           41,537
                                                 ------------     ------------     ------------

          Gross profit                                  2,543            5,391            8,389


Operating expenses:
  General and administrative                           10,120           16,965           25,692
                                                 ------------     ------------     ------------

          Net loss                               $     (7,577)    $    (11,574)    $    (17,303)
                                                 ============     ============     ============


Weighted average number of shares
  outstanding                                       2,000,000        2,000,000
                                                 ============     ============

Loss per share - basic and fully diluted         $     (0.004)    $     (0.006)
                                                 ============     ============









        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited



                                                                        AUGUST 21, 2001
                                                     SIX MONTHS           (INCEPTION)
                                                       ENDED                THROUGH
                                                   JUNE 30, 2002         JUNE 30, 2002
                                                   -------------         -------------
Cash Flows from Operating Activities
  Net (loss)                                        $    (11,574)         $    (17,303)
  Additional paid-in-capital issued for
    shareholder payment of organization cost                                     5,000
  Adjustments to reconcile net loss to net cash
   (used) provided by operating activities
    Receivables - real estate and telephone commissions   (4,141)               (3,930)
    Inventory                                               (124)                 (196)
    Accounts payable                                      10,110                18,078
                                                    ------------          ------------


Cash (Used)Provided by Operating Activities              (5,729)                 1,649
                                                    ------------          ------------

Cash Provided by Investing Activities                          0                     0
                                                    ------------          ------------

Cash Provided by Financing Activities                          0                     0
                                                    ------------          ------------

Net (Decrease) Increase in Cash                           (5,729)                1,649

Cash at beginning of the Period                            7,378                     0
                                                    ------------          ------------

Cash at end of Period                               $      1,649          $      1,649
                                                    ============          ============







        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - -
                                Unaudited

                              JUNE 30, 2002


1)   Basis of presentation and nature of business
     --------------------------------------------

     a)   Basis of presentation
          ---------------------
          The Company is in the development stage as there have been no significant revenues earned from planned principal operations. The Company's policy is to prepare its financial statements on the accrual basis of accounting with a fiscal year end of December 31st.

          The interim unaudited financial statements in this report have been prepared in accordance with the United States Securities and Exchange Commission's Regulation S-B and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company and accompanying notes for the year ended December 31, 2001, contained in the Company's registration statement filed on Form 10-SB. The Form 10-SB includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for fair presentation of the results of interim periods presented in this report have been made. The results of operations for the interim periods are not necessarily indicative of results of the entire year.

     b)   Nature of business
          ------------------
          The Company, which was incorporated under the laws of the State of Nevada on August 21, 2001, was organized to market as an independent sales agent telecommunication services for carriers and resellers of local and long distance telephone and prepaid calling cards and Internet services. The Company will enter into contracts with various telecommunication carriers and resllers that will provide for an ongoing commission stream to the Company for local, long distance and Internet usage generated by each of the customers that the Company is responsible for providing to the carriers and resellers.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - -
                                Unaudited

                              JUNE 30, 2002

1)   Basis of presentation and nature of business (continued)
     --------------------------------------------------------

     b)   Nature of business (continued)
          ------------------------------
          As an independent sales agent, the Company is not responsible for transporting, billing and collecting for the usage associated with each customer. The Company provides the customer specific information to the carrier or reseller who handles all of these functions. The Company intends that under the majority of its contracts, the carrier or reseller will be contractually obligated to pay the Company commissions on a monthly basis for as long as each customer remains on the carrier or reseller's service or in some instances, for as long as the customers solicited by the Company maintain a specified volume or revenue with the specific carrier or reseller. The Company records these monthly commissions as revenue.

          The Company recognizes revenues from the sale of prepaid calling cards at the time the cards are sold. Provisions for discounts, returns, and other adjustments are provided for in the same period the related revenues are recorded.

          The Company has focused its marketing efforts on residential and small to medium sized businesses located primarily in Louisiana and the surrounding region. As a method to acquire customer accounts, the Company intends to develop a network of independent sales agents.

2)   Summary of significant accounting policies
     ------------------------------------------

     a)   Major agency agreements
          -----------------------
          The Company earned 92% of its revenue for the three months and six months ended June 30, 2002 from commissions paid by Norcom, Inc., a reseller of telecommunication services. Under the terms of the non-transferable and non-exclusive agreement, Norcom, Inc. pays the Company commissions on all long distance revenues generated from customers provided to Norcom by the Company. The agreement, which was executed in August 2001 and which can be terminated with 30 days notice, is for a period of two years; however, a new agreement may be entered into at the expiration of the current agreement.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - -
                                Unaudited

                              JUNE 30, 2002

2)   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     a)   Major Agency Agreements (continued)
          -----------------------------------
          In connection with the above agreement, the Company entered into a verbal agreement with an individual to provide customers on the Company's behalf to Norcom, Inc. The Company pays the individual the commission revenue that it receives each month from Norcom related to customers that the individual provides to Norcom, less $500, which the Company retains. For the three months and six months ended June 30, 2002, the Company incurred $10,979 and $24,728, respectively, in commission expense under this agreement.

     b)   Income taxes
          ------------
          Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     c)   Earnings (loss) per share
          -------------------------
          The Company follows Statement of Financing Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Basic earnings
          (loss) per common share is calculated by dilution that could occur if options or awards to issue common stock were exercised or converted into common dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential shares. Diluted earnings (loss) per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the period presented.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - -
                                Unaudited

                              JUNE 30, 2002

3)   Receivable - real estate commissions
     ------------------------------------

          In August 2001, a majority shareholder assigned to the Company the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas. The majority shareholder acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof. In addition, the majority shareholder assigned to the Company the rights to receive a commission on the sale of the property by the lessor to the lessee during the primary term of the lease. The Company recorded a receivable of $17,000 for the rights to receive lease commissions over the remaining primary term of the lease. The receivable earns interest at 17.6%.

          The lease can be renewed for three (3) consecutive periods of ten (10) years each, under the same terms and conditions as the primary term. If the property were sold to the lessee doing the primary term, the Company would receive sales commissions ranging from 2.5% to 1.5% of the adjusted sales price depending on the year the property was sold.

          The base monthly rental is adjustable every three years based on the lesser of the increase in the national consumer price index or 18%. In March 2002, the base monthly rental was adjusted resulting in the current monthly lease commission, which is payable by the lessor contingent on the lessor's collection of the base monthly rental from the lessee, increasing from $275 to $294.

4)   Commitments
     -----------

          As of June 30, 2002, Company activities have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for these facilities and there are no commitments for future use of the facilities.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - -
                                Unaudited

                              JUNE 30, 2002


5)   Income taxes
     ------------

          The Company has not recorded any income tax expense or benefit for the three months and six months ended June 30, 2002 and for the period of August 21, 2001 (inception) through June 30, 2002. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because the Company has no history of earnings.

ITEM 2.
                         RIVERBEND TELECOM, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-QSB for the quarter ended June 30, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    Our ability to generate revenues and achieve market acceptance;
     *    Our ability to keep pace with rapid technological change;
     * Our ability to retain and attract experienced and knowledgeable personnel;
     * Our ability to enter into agreements with service providers and sub-agents;
     *    Our ability to market the services we offer; and
     *    Our ability to compete in the telecommunications industry.

     In addition, the words "believe," "may," "will," "estimate,"
"continue," "anticipate," "intend," "expect," and similar expressions, as they relate to Riverbend, our business or our management, are intended to identify forward-looking statements.

     Riverbend undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

OVERVIEW

     Riverbend is currently a developmental stage company. Since inception, we have had no significant revenues from planned operations and have marketed telecommunication services for resellers and carriers of local and long distance telephone and internet services on a limited basis. In August 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only marketing agreement Riverbend has entered into and accounts for approximately 92% of our revenues. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services, however we currently have not had any significant discussions with any other resellers. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend also intends to develop a network of independent sub-agents, which Riverbend believes is the most cost-effective method to acquire customer accounts.

PLAN OF OPERATION

     Since our inception, we have marketed retail telecommunication services offered by one telecommunication reseller (Norcom) to small and medium-sized business and residences primarily in the State of Louisiana and the surrounding regions. Riverbend functions as an independent sales agent, offering the products and services of the reseller or carrier to our customers on a retail basis. We offer long distance, local and prepaid calling card services, but may expand our offerings in the near future. By focusing our marketing efforts in a small geographic region, we strive to provide our customers with more personalized service and more frequent customer contact, which we hope will translate into increased customer satisfaction and greater customer longevity. Furthermore, we intend that our concentrated customer base will satisfy voids in certain telecommunications resellers' or carriers' networks, making such resellers or carriers more likely to engage the services of Riverbend in their effort to diversify their customer base and expand their service offerings to underserved markets.

     We do not own or operate any telecommunication networks or provide any telecommunication services under our own private label. We anticipate that under the majority of our arrangements with telecommunication resellers and carriers, we will receive a commission based on the usage generated by each customer whom we are responsible for providing to the reseller or carrier. Riverbend will not be responsible for transporting, billing or collecting for the usage associated with each customer. Rather, we will target and solicit customers on behalf of the reseller or carrier and provide the customer information to the reseller or carrier. Each individual reseller or carrier will then be responsible for transporting the minutes of usage and billing and collecting for such usage. We intend that under the majority of the our contracts with telecommunication resellers and carriers, the reseller or carrier will be contractually obligated to pay commissions to us on a monthly basis for as long as each customer remains on the resellers' or carrier's service. We hope that in certain instances, we will be entitled to receive commissions for as long as the customers solicited by us maintain a specified volume or revenue with the specific reseller or carrier.

     Riverbend's management has a cumulative twenty years of experience in the telecommunications industry and we intend to leverage this experience in an effort to identify and negotiate marketing agreements with resellers and carriers that are favorable to us in terms of commission payments and equity participation rights. We believe that our management has developed past relationships with the management personnel at many of the telecommunications resellers and carriers with whom we will seek to enter into agreements and that such relationships will provide us with a competitive advantage over our competitors. We believe that the quality and experience of our current management team are critical factors in the implementation of our growth strategy and our ability to attract additional management personnel as we expand.

MAJOR CONTRACT

     As described elsewhere, in August 2001, we entered into an agreement with Norcom, Inc. ("Norcom"), a Florida based reseller of telecommunication services. Pursuant to the agreement, we are entitled to market local, long distance and pre-paid calling card services on Norcom's behalf to commercial and residential customers on an agency basis. The agreement is non-exclusive and we are one of many companies with whom Norcom enters into marketing relationships. Norcom pays sales commissions to us on a monthly basis equal to ten percent (10%) of all revenues generated by those customers provided to Norcom through our marketing efforts. Norcom is responsible for all credit checks, bad debt, collection costs and billing costs. Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to Norcom. Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of Norcom, be subject to deduction against future commission payments. Our agreement with Norcom is for an initial period of two years and can be terminated by either party upon thirty (30) days notice.

     Pursuant to our agreement with Norcom, we may engage sub-agents to solicit customers for Norcom on our behalf. Such sub-agents will be unaffiliated parties and we will pay sub-agents a commission based upon a portion of the commission revenue we receive each month from Norcom. Commissions paid to individual sub-agents may vary depending upon the amount of work Riverbend is required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent is able to provide to Riverbend. Currently Riverbend has engaged one sub-agent to solicit customers on Riverbend's behalf.

     We earned 92% of our revenue for the three months and six months ended June 30, 2002 from commissions paid by Norcom. As described above, in connection with our Norcom agreement, we entered into a verbal agreement with an individual to provide customers on Riverbend's behalf to Norcom. We pay the individual the commission revenue that we receive each month from Norcom, less $500, which we retain. For the three months and six months ended June 30, 2002, we incurred $10,979 and $24,728, respectively, in commission expense under this agreement. In the future, we will attempt to enter into sub-agent relationships that provide for a more favorable commission structure to Riverbend. Additionally, we will seek to enter into additional agreements with other resellers and/or carriers, to market their services as well.

     Other than the activity described in this report, we have engaged in very little business activity and have not hired any employees. Management intends to raise additional capital through the sale of securities in a private placement. We estimate that Riverbend can satisfy its cash requirements, which we estimate to be approximately $25,000, for the next twelve (12) months. We believe we can satisfy these cash requirements through commission revenue from current and future customer accounts. In addition, we hope to raise $100,000 in the next twelve months, to be used to help expand our business and for general corporate purposes, including soliciting additional independent sub-agents and developing marketing materials. We intend to raise these funds through the private placement of common stock to a limited number of investors pursuant to the exemptions from registration provided by
Section 4(2), Regulation D
and Rule 506 of the Securities Act of 1933, as amended. If we are unable to raise $100,000 through a private placement of common stock, we may be limited in our ability to expand our business, however, we believe we would still be able to grow at a much slower rate.

     Management does not anticipate that we will engage in any material product research and development because we intend to serve as a marketer of telecommunication services and not a direct provider. Management does not anticipate that we will purchase a plant or significant equipment and we do not anticipate hiring any additional employees because our business plan intends that we will utilize a network of independent sub-agents to market our products and services.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Changes in Securities               NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of
         Security Holders                    NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1 Certification Pursuant to 18 U.S.C. Section 1250 as Adopted Pursuant to Section 908 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              None

______________________________

                               SIGNATURES
                               ----------


     Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RIVERBEND TELECOM, INC.



Date:  August 19, 2002             By: /s/ LEON NOWALSKY
                                      -----------------------------------
                                      Leon Nowalsky, President and
                                      Treasurer