Form 10QSB
period 2002-09-30
RIVERBEND TELECOM INC
filed 2002-11-14
CIK 1171357

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended SEPTEMBER 30, 2002     Commission File Number 000-49745

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



                                       Number of shares outstanding at
                                               September 30, 2002
          Class                                 2,000,000 shares
Common Stock, $.001 par value

                         RIVERBEND TELECOM, INC.
                               FORM 10-QSB
                           September 30, 2002

                                  INDEX
                                  -----


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1.   Condensed Financial Statements

          Condensed Balance Sheet. . . . . . . . . . . . . . . . . . . .3

          Condensed Statements of Operations - Three Months and
          Nine Months Ended September 30, 2002 and for the
          Period August 21, 2001 (inception) through
          September 30, 2002 . . . . . . . . . . . . . . . . . . . . . .4

          Condensed Statements of Cash Flows - Nine Months Ended
          September 30, 2002 and for the Period August 21, 2001
          (inception) through September 30, 2002 . . . . . . . . . . . .5

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

Item 6.   Exhibits and Reports on Form 8-K/A . . . . . . . . . . . . . 15

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 1.
                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED BALANCE SHEETS
                         - - - - - - - - - - - -
                                Unaudited


                                 ASSETS
                                 ------

                                                    SEPTEMBER 30,
                                                       2002               DECEMBER 31,
                                                    (UNAUDITED)               2001
                                                    ------------          ------------
Current Assets
  Cash                                              $      2,136          $      7,378
  Receivables - real estate and telephone
    commissions (Note 2)                                   4,925                   706
  Inventory                                                  293                   169
                                                    ------------          ------------
          Total Current Assets                             7,354                 8,253

Receivable - real estate commissions (Note 2)             15,524                16,083
                                                    ------------          ------------

          Total Assets                              $     22,878          $     24,336
                                                    ============          ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
  Accounts payable                                  $     12,577          $      7,968
  Note payable                                             5,000                   -
                                                    ------------          ------------
          Total Current Liabilities                       17,577                 7,968
                                                    ------------          ------------

Stockholders' Equity
  Common Stock; $.001 par value; 10,000,000 shares
    authorized; 2,000,000 issued                           2,000                 2,000
  Additional paid-in capital                              20,098                20,098
  Deficit accumulated during the development stage       (16,797)               (5,730)
                                                    ------------          ------------
          Total Stockholders' Equity                       5,301                16,368
                                                    ------------          ------------

          Total Liabilities and Stockholders'
            Equity                                  $     22,878          $     24,336
                                                    ============          ============



        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF OPERATIONS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited




                                                                                  AUGUST 21, 2001
                                                  THREE MONTHS     NINE MONTHS      (INCEPTION)
                                                     ENDED            ENDED          THROUGH
                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2002             2002             2002
                                                     ----             ----             ----
Revenues                                         $     13,804     $     44,521     $     63,730

Cost of revenues                                       11,438           36,764           52,975
                                                 ------------     ------------     ------------

          Gross profit                                  2,366            7,757           10,755


operating expenses:
  General and administrative                            1,860           18,825           27,552
                                                 ------------     ------------     ------------

          Net loss                               $        506     $    (11,068)    $    (16,797)
                                                 ============     ============     ============




Weighted average number of shares
  outstanding                                       2,000,000        2,000,000
                                                 ============     ============

Earnings (loss) per share - basic and
  fully diluted                                  $     0.0003     $     (0.005)
                                                 ============     ============









        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited




                                                                        AUGUST 21, 2001
                                                    NINE MONTHS           (INCEPTION)
                                                       ENDED                THROUGH
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                       2002                  2002
                                                       ----                  ----
Cash Flows from Operating Activities
  Net (loss)                                        $    (11,068)         $    (16,797)
  Additional paid-in-capital issued for
    shareholder payment of organization cost                                     5,000
  Adjustments to reconcile net loss to net cash
  (used) provided by operating activities
    Receivables - real estate and telephone
     commissions                                          (3,660)               (3,449)
    Inventory                                               (124)                 (196)
    Accounts payable                                       9,610                17,578
                                                    ------------          ------------


Cash (Used)Provided by Operating Activities               (5,242)                2,136
                                                    ------------          ------------

Cash Provided by Investing Activities                          0                     0
                                                    ------------          ------------

Cash Provided by Financing Activities                          0                     0
                                                    ------------          ------------

Net (Decrease) Increase in Cash                           (5,242)                2,136

Cash at beginning of the Period                            7,378                     0
                                                    ------------          ------------

Cash at end of Period                               $      2,136          $      2,136
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

                           SEPTEMBER 30, 2002


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

                           SEPTEMBER 30, 2002

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

2)   Summary of significant accounting policies
     ------------------------------------------

     a)   Major agency agreements
          -----------------------
          The Company earned 91% of its revenue for the three months and nine months ended September 30, 2002 from commissions paid by Norcom, Inc., a reseller of telecommunication services. Under the terms of the non-transferable and non-exclusive agreement, Norcom, Inc. pays the Company commissions on all long distance revenues generated from customers provided to Norcom by the Company. The agreement, which was executed in August 2001 and which can be terminated with 30 days notice, is for a period of two years; however, a new agreement may be entered into at the expiration of the current agreement.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                           SEPTEMBER 30, 2002


2)   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     a)   Major Agency Agreements (continued)
          -----------------------------------
          In connection with the above agreement, the Company entered into a verbal agreement with an individual to provide customers on the Company's behalf to Norcom, Inc. The Company pays the individual the commission revenue that it receives each month from Norcom related to customers that the individual provides to Norcom, less $500, which the Company retains. For the three months and nine months ended September 30, 2002, the Company incurred $10,944 and $35,672, respectively, in commission expense under this agreement.

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

     c)   Earnings (loss) per share
          -------------------------
          The Company follows Statement of Financing Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Basic earnings
          (loss) per common share are calculated by dividing net earnings
          (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the period presented.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                           SEPTEMBER 30, 2002


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


4)   Commitments
     -----------

          As of September 30, 2002, Company activities have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for these facilities and there are no commitments for future use of the facilities.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                           SEPTEMBER 30, 2002


5)   Income taxes
     ------------

          The Company has not recorded any income tax expense or benefit for the three months and nine months ended September 30, 2002 and for the period of August 21, 2001 (inception) through September 30, 2002. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because the Company has no history of earnings.

6)   Note payable
     ------------

          Note payable, dated August 15, 2002, to the majority stockholder in the amount of $5,000. The note bears interest at 5% per annum, is payable on demand and is unsecured. The note is in exchange for the majority stockholder paying certain expenses of the Company.

Item 2.
                         RIVERBEND TELECOM, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-QSB for the quarter ended September 30, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

OVERVIEW

     Riverbend is currently a developmental stage company. Since inception, we have had no significant revenues from planned operations and have marketed telecommunication services for resellers and carriers of local and long distance telephone and internet services on a limited basis. In August 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only marketing agreement Riverbend has entered into and accounts for approximately 91% of our revenues. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services, however we currently have not had any significant discussions with any other resellers. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend also intends to develop a network of independent sub-agents, which Riverbend believes is the most cost-effective method to acquire customer accounts.

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

     We earned 91% of our revenue for the three months and nine months ended September 30, 2002 from commissions paid by Norcom. As described above, in connection with our Norcom agreement, we entered into a verbal agreement with an individual to provide customers on Riverbend's behalf to Norcom. We pay the individual the commission revenue that we receive each month from Norcom, less $500, which we retain. For the three months and nine months ended September 30, 2002, we incurred $10,944 and $35,672, respectively, in commission expense under this agreement. In the future, we will attempt to enter into sub-agent relationships that provide for a more favorable commission structure to Riverbend. Additionally, we will seek to enter into additional agreements with other resellers and/or carriers, to market their services as well.

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


                                   RIVERBEND TELECOM, INC.



Date:  November 14, 2002           By: /s/  LEON NOWALSKY
                                      -----------------------------------
                                      Leon Nowalsky, President and
                                      Treasurer

                             CERTIFICATIONS

     I, Leon Nowalsky, certify that:

     1) I have reviewed this quarterly report on Form 10-QSB of Riverbend Telecom, Inc.;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Riverbend Telecom, Inc. as of, and for, the periods presented in this quarterly report;

     4) Riverbend Telecom, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Riverbend Telecom, Inc. and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to Riverbend Telecom, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of Riverbend Telecom, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Riverbend Telecom, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Riverbend Telecom, Inc.'s auditors and the audit committee of Riverbend Telecom, Inc.'s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect Riverbend Telecom, Inc.'s ability to record, process, summarize and report financial data and have identified for Riverbend
          Telecom, Inc.'s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Riverbend Telecom, Inc.'s internal controls; and

     6) Riverbend Telecom, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Leon Nowalsky
--------------------------
Leon Nowalsky
Title:  President
Date:  November 14, 2002

                             CERTIFICATIONS

     I, Leon Nowalsky, certify that:

     1) I have reviewed this quarterly report on Form 10-QSB of Riverbend Telecom, Inc.;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Riverbend Telecom, Inc. as of, and for, the periods presented in this quarterly report;

     4) Riverbend Telecom, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Riverbend Telecom, Inc. and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to Riverbend Telecom, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of Riverbend Telecom, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Riverbend Telecom, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Riverbend Telecom, Inc.'s auditors and the audit committee of Riverbend Telecom, Inc.'s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect Riverbend Telecom, Inc.'s ability to record, process, summarize and report financial data and have identified for Riverbend
          Telecom, Inc.'s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Riverbend Telecom, Inc.'s internal controls; and

     6) Riverbend Telecom, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Leon Nowalsky
--------------------------
Leon Nowalsky
Title:  Treasurer
Date:  November 14, 2002