Form 10KSB
period 2002-12-31
RIVERBEND TELECOM INC
filed 2003-03-31
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2002

[   ]     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                    Commission File Number 000-49745

                         RIVERBEND TELECOM, INC.
         (Exact Name of Registrant as specified in its Charter)

             NEVADA                                   91-2150635
             ------                                   ----------
  (State or Other Jurisdiction of          (IRS Employer Identification No.)
   Incorporation or Organization)

         826 BARRACKS STREET
          NEW ORLEANS, LA                                70116
          ---------------                                -----
(Address of Principal Executive Offices)               (Zip Code)

   Registrant's Telephone Number, including area code:  (504) 524-2433

    Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, $.001 PAR VALUE
                      -----------------------------
                            (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X       No
                             -----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year: $56,169

At March 24, 2003, 2,046,667 shares of common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was $0.

                  DOCUMENTS INCORPORATED BY REFERENCE:

                                  NONE

Page 1 of 49 pages                       Exhibits are indexed on page 30.

                            TABLE OF CONTENTS

PART I

Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Item 6.   Management's Discussion and Analysis or Plan of Operation

Item 7.   Financial Statements

Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 9.   Directors and Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Controls and Procedures

                                 PART I

     IN THIS ANNUAL REPORT ON FORM 10-KSB THE TERMS "RIVERBEND TELECOM," "COMPANY," "WE," "US" AND "OUR" REFER TO RIVERBEND TELECOM, INC. AND WE REFER TO OUR $.001 PAR VALUE COMMON STOCK AS COMMON STOCK.

     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF OUR BUSINESS MAY CONTAIN FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE HEADING "RISK FACTORS."

ITEM 1.        DESCRIPTION OF BUSINESS

BACKGROUND

     Riverbend is a Nevada corporation formed in August 2001. Since inception, Riverbend has conducted only limited operations other than organizational matters, including entering into one agreement with Norcom, Inc., as more fully set forth below.

BUSINESS STRATEGY

     GENERAL STRATEGY

     Riverbend markets telecommunication services for resellers and carriers of local and long distance telephone and internet services. In August, 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only marketing agreement Riverbend has entered into and accounted for approximately 92% of our revenues for the year ended December 31, 2002. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services, however we have not had any significant discussions with any other resellers. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend also intends to develop a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

     ACQUISITIONS

     There are numerous small to mid-size long distance agent companies operating throughout the United States. Although Riverbend presently has no understanding, arrangement or agreement to make any other acquisitions, Riverbend believes that many existing agents are willing to be acquired due to the lack of sufficient revenue vis-a-vis their current operating expenses. Riverbend believes that it has the ability to maximize the potential of these acquisitions through increased operating efficiency without significant increase in overhead by eliminating duplicate overhead and enhancing the use of agent tracking software.

OPERATIONS

     Since our inception, we have marketed retail telecommunication services offered by one telecommunication reseller (Norcom) to small and medium-sized business and residences primarily in the State of Louisiana and the surrounding regions. Riverbend functions as an independent sales agent, offering the products and services of the reseller or carrier to our customers on a retail basis. We currently offer long distance, local and prepaid calling card services, but may expand our offerings in the near future. By focusing our marketing efforts in a small geographic region, we strive to provide our customers with more personalized service and more frequent customer contact, which we hope will translate into increased customer satisfaction and greater customer longevity. Furthermore, we intend that our concentrated customer base will satisfy voids in certain telecommunication resellers' or carriers' networks, making such resellers or carriers more likely to engage the services of Riverbend in their effort to diversify their customer base and expand their service offerings to underserved markets.

     We do not own or operate any telecommunication networks or provide any telecommunication services under our own private label. We anticipate that under the majority of our arrangements with telecommunication resellers and carriers, we will receive a commission based on the usage generated by each customer whom we are responsible for providing to the reseller or carrier. Riverbend will not be responsible for transporting, billing or collecting for the usage associated with each customer. Rather, we will target and solicit customers on behalf of the reseller or carrier and provide the customer information to the reseller or carrier. Each individual reseller or carrier will then be responsible for transporting the minutes of usage and billing and collecting for such usage. We intend that under the majority of the our contracts with telecommunication resellers and carriers, the reseller or carrier will be contractually obligated to pay commissions to us on a monthly basis for as long as each customer remains on the resellers' or carriers' service. We hope that in certain instances, we will be entitled to receive commissions for as long as the customers solicited by us maintain a specified volume or revenue with the specific reseller or carrier.

     Riverbend's management has a cumulative twenty years of experience in the telecommunications industry and we intend to leverage this experience in an effort to identify and negotiate marketing agreements with resellers and carriers that are favorable to us in terms of commission payments and equity participation rights. We believe that our management has developed past relationships with the management personnel at many of the telecommunication resellers and carriers with whom we will seek to enter into agreements and that such relationships will provide us with a competitive advantage over our competitors. We believe that the quality and experience of our current management team are critical factors in the implementation of our growth strategy and our ability to attract additional management personnel as we expand.

INDUSTRY BACKGROUND

     According to the FCC's reports, the market for telecommunications services has grown and continues to grow rapidly in the United States. The overall telecommunications market presently consists of $366 billion dollars in revenues divided amongst the following markets:

     *    $121 billion local service market;
     *    $108 billion long distance market;
     *    $50 billion equipment market;
     *    $62 billion wireless/paging market;
     *    $15 billion information services; and
     *    $10 billion cable TV market.

     Allegedly to combat "slamming," the unauthorized conversion of a customer's preselected telecommunication carrier, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, require a customer seeking to change long distance or local carriers to contact the local carrier directly instead of having the new carrier contact the local carrier on the customer's behalf. Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby may make it difficult for customers to switch to telecommunications services marketed by Riverbend. Such activities could have an adverse effect on Riverbend.

     The entry of the Bell operating companies into the long distance market may further heighten competition. Under the Telecommunications Act of 1996, the Bell operating companies were authorized to provide long distance service that originates outside their traditional service areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions. Bell operating company entry into the long distance market means new competition from well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services, Internet access and cable television, with long distance telephone services. While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the Bell operating companies, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on us. Because of the Bell operating companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the Bell operating companies, it may be more difficult for other providers of long distance and local telecommunication services to compete.

MARKET OPPORTUNITY

     Our strategy is to focus on selected markets where limited competition exists, and where there is a significant concentration of potential high volume telecommunication customers. We currently target small and medium-sized business and residences in and around the State of Louisiana. We believe that in recent years the major interexchange companies have focused their efforts on larger markets, leaving our target markets with limited service alternatives. As a result, we believe there is a market demand for alternative service providers as businesses and residential customers seek competitive pricing, flexible and responsible local service, greater reliability and security. We believe that we have positioned ourself to effectively market the telecommunication services of various resellers and carriers to customers in these target markets.

     Furthermore, a local focus should provide a competitive advantage in customer acquisition and retention. It is our goal to establish high customer visibility within each of our markets through a network of independent sub-agents who will provide direct and personal customer contact and service (See "Independent Sub-Agents"). As described above, our current market consists of small and medium-sized businesses and residential customers, primarily in the State of Louisiana. Our target business customers average between $300.00 and $500.00 in telecommunication service per month. Our target residential customers average between $30.00 and $50.00 in telecommunication service per month. While our customers are currently located primarily in Louisiana, we anticipate that through a network of independent sub-agents, we will be able to expand our market to include small and medium-sized businesses and residences throughout the United States.

MAJOR CONTRACT

     NORCOM, INC. In August 2001, we entered into an agreement with Norcom, Inc. ("Norcom"), a Florida based reseller of telecommunication services. Pursuant to the agreement, we are entitled to market local, long distance and pre-paid calling card services on Norcom's behalf to commercial and residential customers on an agency basis. The agreement is non-exclusive and we are one of many companies with whom Norcom enters into marketing relationships. Norcom pays sales commissions to us on a monthly basis equal to ten percent (10%) of all revenues generated by those customers provided to Norcom through our marketing efforts. Norcom is responsible for all credit checks, bad debt, collection costs and billing costs. Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to Norcom. Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of Norcom, be subject to deduction against future commission payments. Our agreement with Norcom is for an initial period of two years and can be terminated by either party upon thirty (30) days notice.

     Pursuant to our agreement with Norcom, we may engage sub-agents to solicit customers for Norcom on our behalf. Such sub-agents will be unaffiliated parties and we will pay sub-agents a commission based upon a portion of the commission revenue we receive each month from Norcom. Commissions paid to individual sub-agents may vary depending upon the amount of work Riverbend is required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent is able to provide to Riverbend. Currently Riverbend has engaged five sub-agents to solicit customers for Norcom on our behalf.

     In an effort to enter contractual relationships with other providers or resellers of telecommunication services, management of Riverbend attends various industry conferences and meetings at which resellers of local and long distance services are present and offering their products. At such functions, we meet with various resellers and determine who currently has the best and most favorable telecommunication offerings in a specific geographic region. Once we identify a specific reseller, we then proceed with negotiating a marketing relationship and contract, which will provide us with commission based compensation for marketing the telecommunication services provided by the reseller.

     As described above, for the year ended December 31, 2002, we received 100% of our commission revenues and 92% of our overall revenues from one telecommunication reseller, Norcom. For the year ended December 31, 2002, we received $51,399 in commission revenue from Norcom. Of this amount, we paid $42,034 to our five current sub-agents. In the future, we will attempt to enter into sub-agent relationships that provide for a more favorable commission structure to Riverbend. Additionally, we will seek to enter into additional agreements with other resellers and/or carriers, to market their services as well.

PRODUCTS AND SERVICES

     We intend to market a variety of telecommunication products on behalf of resellers or carriers. With respect to Norcom, we offer 1+, 800 and travel card services. We are also capable of offering various Internet services to our customers, but have chosen to initially concentrate our efforts on marketing the long distance services described above. We target customers with long distance phone bills ranging between $20.00 and $700.00 per month, although we have several large customers billing over $1000.00 per month. We believe that the products we currently offer provide for favorable rates and services to our customers and will allow us to remain competitive within the industry. Furthermore, we believe that our targeted customer base, consisting of small and medium-sized businesses and residential customers, is a market traditionally underserved by most telecommunication carriers and resellers. We believe that these types of customers are more likely to be receptive to the personal attention and service offered by us.

INDEPENDENT SUB-AGENTS

     We engage unaffiliated sub-agents to market the services that we offer on behalf of various resellers and carriers. It is our intent that our sub-agents will have pre-existing relationships with our customers, who may be friends, family members or business associates. We anticipate that such sub-agents will interact with our customers socially or otherwise and that such interaction will help promote a relationship that will maintain customer loyalty to the sub-agent and to Riverbend. It is our goal that each sub-agent will have a defined territory, with a defined customer list comprised of prospective customers. Sub-agents evaluate which products and services should be offered to the customer and illustrate to the customer the potential savings that the customer may realize. Sub-agents are compensated on a commission basis calculated based on a percentage of the commissions we receive from the reseller or carrier pursuant to our marketing agreements. Commissions paid to individual sub-agents may vary depending upon the amount of work we are required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent provides to Riverbend. We currently have verbal agreements with five (5) sub-agents to solicit customers on our behalf.

     The market for sub-agents is competitive. However, we believe that we will be able to attract and retain qualified sub-agents by offering them the opportunity to:

     *    participate in our stock option plan;

     * work with an experienced and proven management team in building a developing, entrepreneurial company;
     * participate in an attractive, results-oriented compensation package; and
     *    market competitive products and services.

CUSTOMERS

     We identify potential customers through personal and business relationships, referrals and direct solicitation. Any individual or business who has a need for long distance services is a potential customer and we believe can benefit from our competitive service offerings. Once a customer has consented to using a service offered by us, we require the customer to complete an application for service which sets forth the customer's specific information and identifies the rates and terms of service that are being offered to the customer. We then send a service order to the telecommunication reseller or carrier whose service we have marketed to the customer. The reseller or carrier is then responsible for providing the service, billing for the service, collecting payments and for all customer service functions. It is anticipated that when a customer has a problem with the contracted service, the customer will contact the reseller or carrier directly. However, because we believe that customer service has become a critical element in attracting and retaining customers in the telecommunication industry, we will seek to differentiate and market ourselves through our commitment to helping our customers receive customer service from their designated reseller or carrier. To achieve this goal, our independent sub-agents will attempt to help our customers obtain the desired level of customer service through the reseller or carrier who provides their telecommunication service.

COMPETITION

     The telecommunications industry in the United States is highly competitive, rapidly evolving, and significantly influenced by the marketing and pricing decisions of the larger industry participants. Major participants in the industry regularly introduce new services and marketing activities. Competition is based upon pricing, customer service, billing services and perceived quality. We compete with numerous telecommunication companies that offer essentially the same services as the resellers and carriers we intend to represent. Several of our competitors are substantially larger and have greater financial, technical and marketing resources than we do. Our success will depend upon our continued ability to enter into favorable agreements that provide for high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

     The major carriers have targeted price plans at residential customers with significantly simplified rate structures and with bundles of wireless services and local services with long distance, which may lower overall local and long distance prices. Competition is fierce for the small to medium-sized businesses that we also serve. Additional pricing pressure may come from the introduction of new technologies, such as Internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. Reductions in prices charged by our competitors may have a material
adverse effect on us.    Furthermore, consolidations and alliances across
geographic regions and in the local and long distance market across industry segments may intensify competition from significantly larger, well-capitalized companies.

     Management recognizes that the telecommunications industry is comprised of hundreds of telecommunications carriers. However, we believe that many of these carriers do not have the financial resources available to hire and train an in-house sales force. Instead, many such companies rely either wholly or partially on independent sales agents, such as Riverbend, to market the carrier's products and services. We believe that many carriers compete for the services of independent sales agents and that such competition will ultimately result in increased commissions payable to companies such as Riverbend. Furthermore, we hope that such competition among carriers will result in additional benefits to independent sales agents, such as cash bonuses and equity participation rights.

     Our primary competitors are other independent sales agents, such as Spring Valley Marketing and Amercom; resellers of telecommunication services, such as Enhanced Communications Group and American Phone Services; and the in-house sales staffs of major telecommunications carriers, such as WorldCom and Sprint. The majority of in-house sales staffs of major carriers are better financed than Riverbend and are often able to offer telecommunication services at a lower rate. Furthermore, we are aware of blocks of potential customers who have created buying consortiums which, if successful, may present a source of direct competition.

TELECOMMUNICATIONS INDUSTRY REGULATION

GENERAL

     While Riverbend's marketing of telecommunication services is not subject to governmental regulation, the resellers and carriers with whom Riverbend contracts are subject to the various governmental regulations affecting the industry. The FCC regulates interstate and international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state.

     The FCC and some states have rules that prohibit switching a customer from one carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which our marketing activities must be conducted. While directed at curbing abusive marketing practices, unless these rules are carefully designed and enforced, they can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as Riverbend.

FEDERAL REGULATION

     Riverbend's marketing efforts may be carried out through a variety of direct marketing programs, including inbound and outbound telemarketing, direct mail and agent sales. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized conversion of a customer's pre-selected telecommunication carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements of the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation such as "Do Not Call" lists, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of Riverbend's marketing efforts and subject us to enforcement action which may have an adverse effect on Riverbend.

     Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication companies such as Riverbend. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier's services) may make it more difficult for us to market additional telecommunication services to our existing customers.

     As a marketer of telecommunication services, Riverbend is not subject to the reporting requirements of the FCC or the state agencies, but the resellers and carriers with whom we contract and intend to contract may be subject to such regulations. The FCC imposes reporting, accounting, record-keeping and other regulatory obligations on resellers and carriers. Resellers and carriers must offer interstate service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. Resellers and carriers must file tariffs listing the rates, terms and conditions of the resellers or carriers service. Although a resellers' or carrier's FCC tariffs, and the rates and charges they specify, are subject to review, they are presumed to be lawful and have never been formally contested by customers or other consumers. A reseller or carrier may be subject to forfeitures and other penalties if it violates the FCC's rules.

     Additionally, the Telecommunications Act provides for a significant deregulation of the domestic telecommunication industry, including the long distance industry. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on the industry. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunication industry.

     The Telecommunications Act also set up a framework by which Bell operating companies could begin providing long distance services to their customers in areas where they allegedly provide local telecommunication services. These actions are likely to increase competition within the affected states.

STATE REGULATION

     The vast majority of the states require resellers and carriers to apply for certification to provide local and interstate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require resellers and carriers to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require approval for transfers of control or certified carriers, corporate reorganizations, acquisitions or telecommunication operations, assignments or carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like.

EMPLOYEES

     We currently have two employees, Leon Nowalsky and Dr. Roy Greenberg, Riverbend's executive officers and directors. Messrs. Nowalsky and Greenberg devote approximately 20% of their time to the business of Riverbend, but are available to devote additional time to our operations if such time is required. We may hire additional employees in the future. Messrs. Nowalsky and Greenberg oversee the operations and have agreed to refrain from taking any salary until Riverbend commences generating sufficient cash flow to handle our anticipated expansion plans. A majority of our selling activities are conducted through a developing network of independent sub-agents who are not employees of Riverbend. Such agents are paid on a commission basis. As of March 24, 2003, we had verbal agreements with five (5) independent sub-agents to act on Riverbend's behalf.

RISK FACTORS

     An investment in our common stock is a risky investment. The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information set forth in this report, including our financial statements and the related notes detail other risks effecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely effected.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED HISTORY OF OPERATIONS AND THEREFORE HAVE LIMITED FINANCIAL INFORMATION.

     We began marketing telecommunications services in August 2001. Substantially all of our revenue to date has been derived from our marketing of the services offered by Norcom. There is limited historical financial information upon which to evaluate how we may perform in the future. We cannot be sure that we will be able to compete successfully in the telecommunications business. As a young company, we face numerous risks and uncertainties, including those that relate to our ability to:

     *    establish and increase our customer base;
     *    compete favorably in a highly competitive market;
     *    expand our service offerings;
     *    attract, motivate and retain qualified sub-agents;
     *    access sufficient capital markets to support our growth;
     *    build an infrastructure to effectively handle our growth; and
     *    upgrade and enhance our technologies.

     We may not be successful in addressing these risks and our failure to do so would have a materially adverse effect on our business and financial results.

OUR ABILITY TO GENERATE REVENUES AND ACHIEVE MARKET ACCEPTANCE IS
UNCERTAIN BECAUSE OUR BUSINESS IS BASED ON AN UNTESTED BUSINESS PLAN, WHICH MAY NOT LEAD TO PROFITABILITY.

     Our business is based on an untested business plan. Our failure to complete our development and to market our services and products successfully could significantly affect our ability to succeed. If we cannot achieve profitability from our operating activities, we may not be able to meet our:

     *    capital expenditure requirements;
     *    debt service obligations; or
     *    working capital needs.

     Our profitability will depend primarily upon our ability to earn commissions from the marketing of telecommunications services offered by resellers and other telecommunications carriers.

OUR FUTURE GROWTH WILL REQUIRE SIGNIFICANT CAPITAL AND IF WE DO NOT OBTAIN NEEDED FINANCING, OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY COULD BE IMPAIRED.

     Implementation of our business plan will require additional amounts of capital. We cannot be certain that additional financing will be available to us on acceptable terms when required or at all. If we do not obtain needed financing, our ability to implement our business strategy could be impaired.

BECAUSE WE ARE IN THE DEVELOPMENT STAGE, WE EXPECT TO EXPERIENCE INITIAL RAPID GROWTH WHICH WILL BE DIFFICULT TO MANAGE.

     Our strategy includes acting as a marketer for other resellers of local and long distance telephone services. Because we are currently in the development stage, we expect to initially experience rapid growth, which will place additional demands upon our current management and other resources and will require additional working capital, information systems, and management, operational, and other financial resources. The growth of Riverbend will depend on various factors, including, among others:

     *    the ability of management to implement our strategy;
     *    competition;
     * the ability of the resellers with whom we contract to handle our growth in the amount of services we sell; and
     * the ability to implement reliable finance and management systems and controls.

     Not all of the foregoing factors are within our control.
Riverbend's ability to manage growth successfully will require Riverbend to continually enhance its operational, management, financial, and information systems and controls. We may not be able to manage or fund our growth, we may miss profitable opportunities and/or inefficiently allocate our resources which will effect our business, operating results, and financial condition.

OUR BUSINESS COULD BE MATERIALLY HARMED IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES.

     The telecommunications industry is subject to rapid and significant changes in technology, customer requirements and customer preferences.
We may not be able to keep pace with technological change. If we fail to keep pace with these changes, our ability to attract new customers may be impeded and we may lose existing customers. New technologies could reduce the competitiveness of our services by reducing the cost or increasing the supply of services that compete with those we plan to offer.

WE CURRENTLY ARE DEPENDENT ON OUR RELATIONSHIP WITH NORCOM TO PROVIDE US WITH TELECOMMUNICATION SERVICES TO MARKET.

     In August 2001, Riverbend entered into an agreement with Norcom, Inc. to provide Norcom with marketing services. Norcom is a reseller of long distance telephone service, and accordingly we are dependent on Norcom's relationships with telecommunication carriers to provide us with long distance telephone services to market. At this time, we do not have agreements with any other resellers. Our marketing agreement with Norcom is for a period of two years and may be terminated on thirty (30) days notice. We cannot assure you that Norcom will not terminate the agreement or that we will be able to enter into agreements with any other resellers. Furthermore, if Norcom experiences financial difficulties, such difficulties may result in delays in our receipt of commissions due under our contract. As described above, Norcom could terminate our contract and cease all commission payments. If this were to occur, it would have a materially adverse effect on our business, financial condition and results of operation.

THE SUCCESS OF OUR COMPANY WILL BE DEPENDENT ON OUR ABILITY TO RETAIN AND ATTRACT EXPERIENCED AND KNOWLEDGEABLE PERSONNEL.

     Riverbend believes that its continued success will depend to a significant extent upon the abilities and efforts of its current management. Riverbend does not have employment agreements and does not maintain key man life insurance on either of its current management. The loss of the services of either of our current management, particularly Mr. Nowalsky, our President and Treasurer, would hinder our ability to raise funds and conduct our operations.

     Additionally, Riverbend may hire additional management with significant experience in our industry. If we choose to hire additional management, we believe our success will depend, in part, upon our ability to find, hire and retain such additional management personnel. The inability to find, hire and retain such personnel could affect our ability to effectively compete, adjust and predict changes in our industry.

WE BELIEVE THAT OUR LONG-TERM SUCCESS WILL DEPEND ON OUR ABILITY TO OFFER ADDITIONAL SERVICES.

     Riverbend's strategy includes offering additional telecommunication services in the future, such as data and paging services. The ability of Riverbend to offer these additional services will be limited by our ability to enter into agreements with resellers of such services.
Because we are currently only a marketer for Norcom's services, until we establish relationships with other resellers, we are limited by Norcom's ability or desire to offer additional services. Additionally, the entry into new markets entails risks associated with the state of development of the market, intense competition from companies that may have greater financial resources and experience than Riverbend, and increased selling and marketing expenses. There can be no assurance that we will be able to offer these services or that any services that we are able to offer will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations.

WE ARE DEPENDENT ON THIRD PARTIES FOR OUR OPERATIONS.

     We are dependent upon third parties to:

     *    provide long distance telephone service to our customers;
     *    perform customer service functions; and
     *    collect billing information and bill customers.

     Riverbend is only a marketer of resale telecommunications services and does not provide any of the above described services directly. However, our commission payments may be dependent on the timely and satisfactory performance by resellers or carriers of such services. If a reseller or carrier does not provide a customer with adequate service, such customer may terminate its use of the service and Riverbend would no longer receive any commission with regard to that customer. Any significant reduction in commissions received by Riverbend would have an adverse affect on our business, financial condition and results of operations.

WE INTEND TO USE INDEPENDENT SUB-AGENTS TO RECRUIT OUR CUSTOMERS, AND SUCH SUB-AGENTS ARE LESS LIKELY THAN TRADITIONAL EMPLOYEES TO REMAIN WITH OUR COMPANY.

     Riverbend intends to use independent sub-agents and its relationship with other resellers to sell its services. We believe that significant turnover among independent sub-agents from year to year is typical of direct selling. Activities of the sub-agents in obtaining new subscribers are particularly impacted by changes in the level of sub-agent motivation, which in turn can be positively or negatively affected by general economic conditions, modifications in the commission and training fees and in our marketing plan, and a number of intangible factors. Our ability to attract sub-agents could be negatively affected by adverse publicity relating to Riverbend or its services or its operations. Because of the number of factors that impact recruiting of sub-agents, we cannot predict when or to what extent such increases or decreases in the level of our sub-agent retention will occur. In addition, the number of sub-agents as a percentage of the population may reach levels that become difficult to exceed due to the finite number of persons inclined to pursue an independent direct selling business opportunity.

BECAUSE OUR SALES FORCE IS MADE UP OF INDEPENDENT SUB-AGENTS, WE HAVE LESS CONTROL OVER THE ACTIONS OF OUR SALES FORCE.

     Because our sub-agents are classified as independent contractors, and not as employees of Riverbend, we are unable to provide them with the same level of direction and oversight as an employee. While we expect to implement policies and rules governing the conduct of our sub-agents and intend to periodically review the sales tactics of our sub-agents, it will be difficult to enforce such policies and rules. Violations of these policies and rules may reflect negatively on Riverbend. Long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching of subscribers' long distance carriers (also known in the industry as "slamming").

THERE IS NO MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP IN THE
FUTURE.

     There is no market for our common stock, which has been sold only in private transactions, under exemptions to registration under federal and state securities laws. No stockholder should expect that a public market will develop in our common stock. Our potential to develop a market for our common stock depends on our business success, as well as upon general market perceptions regarding our business model, which cannot be accurately predicted.

A LIMITED NUMBER OF STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER US AND COULD PREVENT STOCKHOLDERS FROM EFFECTING CORPORATE CHANGES.

     Our directors and officers, in the aggregate, beneficially own 97.7% of our outstanding common stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including:

     *    the election of directors;
     *    exercise of control over our business and policies; and
     * the approval of mergers or other business combination transactions.

WE DO NOT INTEND TO PAY DIVIDENDS.

     We have never declared or paid cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the future. Payment of any future dividends on our common stock will depend upon our earnings and capital requirements, the terms of our debt facilities and other factors that our board of directors considers appropriate.

RISKS RELATED TO OUR INDUSTRY

WE FACE SIGNIFICANT COMPETITION THAT MAY ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND MAINTAIN OUR EXPECTED PRICING STRUCTURE.

     The United States telecommunication industry is highly competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants. We expect to compete for customers with a number of well-established providers, as well as may other providers with less significant market share. Many of our competitors:

     *    are significantly larger than us;
     * have substantially greater financial, technical and marketing resources;
     *    offer a broader portfolio of services than we do;
     * have long-standing relationships with many of our target customers; and
     *    have greater name recognition and brand loyalty.

     In this competitive environment, our competitors may reduce rates or offer incentives to our existing and potential customers. For example, several domestic long distance carriers have introduced pricing strategies which provide for fixed, low rates for calls. We believe that to maintain our competitive position, we must be able to reduce our prices to meet reductions in rates by others, and cannot predict to what extent we may need to reduce our prices or whether we will be able to sustain future pricing levels if any of our competitors introduce competing services at lower prices. As a result, we cannot predict whether demand for any services we offer will exist at prices that enable us to continue to attract and retain customers or achieve profitability or positive cash flow.

WE MAY BE SUBJECT TO FEDERAL, STATE AND LOCAL REGULATION THAT COULD BE CHANGED TO OUR DETRIMENT.

     The Telecommunications Act provides for significant deregulation of the telecommunications industry. This statute and the related regulations remain subject to judicial review and additional rulemaking by the FCC, making it difficult to predict what effect the legislation will ultimately have on us. Because we only act as a marketer of services offered by resellers, we do not believe that our activities are governed by the Act or require any federal or state regulatory approvals.

A HIGH LEVEL OF CUSTOMER ATTRITION IS CHARACTERISTIC OF OUR INDUSTRY.

     A high level of subscriber attrition is a characteristic of the domestic residential long distance industry. Attrition is attributable to a variety of factors, including the termination of customers for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives. Although we believe that our customer retention strategy, which emphasizes personalized service will be successful, our strategy may prove unsuccessful. Because our revenue is based on recurring fees received from our customers, a high level of attrition could affect our results of operations by increasing costs associated with the acquisition of new customers and affecting our ability to achieve positive cash flow.

ITEM 2.        DESCRIPTION OF PROPERTY

     Our address is 826 Barracks Street, New Orleans, Louisiana 70116. Our telephone number is (504) 524-2433. This space consists of the home-office of our President and Treasurer, Leon Nowalsky. We utilize the office under a verbal agreement where we do not pay rent or reimburse Mr. Nowalsky for the minimal expenses incurred. We may identify and lease appropriate office space in the future, however, we do not intend to lease any office space during the next twelve (12) months.

ITEM 3.        LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our stockholders.

                                 PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is not publicly traded. As of March 24, 2003, no shares of common stock were subject to outstanding options. We have not agreed to register any of our outstanding shares of common stock under the Securities Act and as of March 24, 2003, no shares of common stock could be sold pursuant to Rule 144 under the Securities Act.

HOLDERS

     As of March 24, 2003, we had approximately four (4) beneficial owners of record of our common stock.

DIVIDENDS

     We have never paid dividends on our common stock. We anticipate that all of our future earnings will be retained for the development of our business and do not expect to pay any cash dividends in the foreseeable future. Any actual payment of future dividends will be at the discretion of our board of directors and will be based on our future earnings, financial condition, capital requirements and other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of December 31, 2002. The 2001 Stock Option Plan is our only equity compensation plan and it was approved by stockholders, however, no options have been granted pursuant to the Plan.

                                        EQUITY COMPENSATION PLAN INFORMATION

                           NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE        EXERCISE PRICE OF         REMAINING AVAILABLE
                           OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,       FOR FUTURE ISSUANCE
                             WARRANTS AND RIGHTS         WARRANTS AND RIGHTS           UNDER EQUITY
                                                                                     COMPENSATION PLANS
                                                                                   (EXCLUDING SECURITIES
                                                                                   REFLECTED IN COLUMN (a))

                                    (a)                         (b)                         (c)
Equity compensation
plans approved by
security holders                    0                           N/A                         2,000,000

Equity compensation
plans not approved by
security holders                    N/A                         N/A                            N/A

Total                               0                           N/A                         2,000,000

RECENT SALES OF UNREGISTERED SECURITIES

     In August 2001, we issued a total of 2,000,000 shares of our common stock consisting of 1,900,000 shares to Leon Nowalsky and 100,000 shares to Roy Greenberg, our directors and executive officers. As consideration for his shares, Mr. Nowalsky paid $5,000 of Riverbend's organization costs, assigned to Riverbend a $17,000 receivable and contributed $98 in prepaid calling card inventory. Mr. Greenberg received his shares in consideration for his payment of $1,000 in cash to Riverbend. The issuance of common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act") and related state private offering exemptions. These individuals took their shares for investment purposes without a view to distribution and had access to information concerning Riverbend. The certificates bear restricted legends prohibiting sale or transfer unless registered pursuant to the Act and blue sky laws or an exemption therefrom is available.

     During the first quarter of 2003, pursuant to a private offering, we sold a total of 46,667 shares of our common stock to two accredited investors, as defined by Rule 501 of Regulation D promulgated under the Act. The shares were sold for $0.75 per share. The issuance of common stock was pursuant to the exemption from registration provided by Section 4(2) of the Act and Regulation D and Rule 506 promulgated thereunder, and related state private offering exemptions. The investors took their shares for investment purposes without a view to distribution and had access to information concerning Riverbend. The certificates bear restricted legends prohibiting sale or transfer unless registered pursuant to the Act and blue sky laws or an exemption therefrom is available.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes indexed in Item 7 of this Form 10-KSB and attached to this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-KSB for the year ended December 31, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

     Riverbend undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

OVERVIEW

     Riverbend is currently a developmental stage company. Since inception, we have had no significant revenues from planned operations and have marketed telecommunication services for resellers and carriers of local and long distance telephone and internet services on a limited basis. In August 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only marketing agreement Riverbend has entered into and accounted for approximately 92% of our revenues for the year ended December 31, 2002. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services, however we have not had any significant discussions with any other resellers. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend is also developing a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

     As an independent sales agent, we are not responsible for transporting, billing and collecting for the usage associated with each customer. We provide the customer specific information to the carrier or reseller who then handles all of these functions. We intend that under the majority of our contracts, the carrier or reseller will be contractually obligated to pay Riverbend commissions on a monthly basis for as long as each customer remains on the carrier's or reseller's service or in some instances, for as long as the customers solicited by Riverbend maintain a specified volume or revenue.

PLAN OF OPERATION

     As described above, in August 2001, we entered into an agreement with Norcom, Inc. ("Norcom"), a Florida based reseller of telecommunication services. Pursuant to the agreement, we are entitled to market local, long distance and pre-paid calling card services on Norcom's behalf to commercial and residential customers on an agency basis. The agreement is non-exclusive and we are one of many companies with whom Norcom enters into marketing relationships. Norcom pays sales commissions to us on a monthly basis equal to ten percent (10%) of all revenues generated by those customers provided to Norcom through our marketing efforts. Norcom is responsible for all credit checks, bad debt, collection costs and billing costs. Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to Norcom. Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of Norcom, be subject to deduction against future commission payments. Our agreement with Norcom is for an initial period of two years and can be terminated by either party upon thirty (30) days notice. For the years ended December 31, 2002 and 2001, we earned 92% or $51,339 and 93% or $17,958, respectively, of our revenue from commissions paid by Norcom.

     Pursuant to our agreement with Norcom, we engage sub-agents to solicit customers for Norcom on our behalf. Such sub-agents are unaffiliated parties and are paid a commission based upon a portion of the commission revenue we receive each month from Norcom. Commissions paid to individual sub-agents vary depending upon the amount of work Riverbend is required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent is able to provide to Riverbend. Currently, we have engaged five (5) sub-agents to solicit customers on our behalf.

     In connection with our Norcom agreement, we entered into a verbal agreement with an individual sub-agent to provide customers on Riverbend's behalf to Norcom. We pay the sub-agent the commission revenue that we receive each month from Norcom, less $500, which we retain. In 2002, we entered into verbal agreements with four (4) additional sub-agents to provide customers, on our behalf, to Norcom. Pursuant to the verbal agreements with the sub-agents, a portion of the commissions that are received by us from Norcom are paid to the sub-agents. For the years ended December 31, 2002 and December 31, 2001, we incurred a total of $42,034 and $15,958, respectively, in commission expense under all of our sub-agent agreements.

     In addition, in connection with our formation, Leon Nowalsky, our president, treasurer, director and majority stockholder, assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas. Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof. In addition, Mr. Nowalsky assigned to Riverbend the rights to receive a commission on the sale of the property by the lessor to the lessee during the primary term of the lease. Detailed information concerning the real estate commissions is set forth in Note 2 to the financial statements included in this report. While such commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.

     Other than the activity described in this report, we have engaged in very little business activity and have not hired any employees. We estimate that Riverbend can satisfy its cash requirements, which we estimate to be approximately $25,000 for the next twelve (12) months, through commission revenue from current and future customer accounts.

     Management does not anticipate that we will engage in any material product research and development because we intend to serve as a marketer of telecommunication services and not a direct provider. Management does not anticipate that we will purchase a plant or significant equipment and we do not anticipate hiring any additional employees because our business plan intends that we will utilize our developing network of independent sub-agents to market our products and services.

ITEM 7.        FINANCIAL STATEMENTS

     Index to Financial Statements:

       Independent Auditors' Report. . . . . . . . . . . . . . . .F-1


       Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .F-2

       Statements of Operations. . . . . . . . . . . . . . . . . .F-3

       Statements of Changes in Stockholders' Equity . . . . . . .F-4

       Statements of Cash Flows. . . . . . . . . . . . . . . . . .F-5

       Notes to Financial Statements . . . . . . . . . . . . . F-6 - F-12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding our executive officers, directors and key employees as of March 24, 2003:

Name             Age   Position                           Director Since
----             ---   --------                           --------------

Leon Nowalsky    41    President, Treasurer and a Director     2001
Roy Greenberg    48    Secretary and a Director                2001

     LEON L. NOWALSKY founded Riverbend in August 2001, and has been our President, Treasurer and a Director since August 2001. Mr. Nowalsky has over fourteen (14) years of experience in telecommunications law and regulation. He is currently a partner in the firm of Nowalsky, Bronston & Gothard, APLLC, a New Orleans based law firm serving the telecommunications industry in regulatory matters, mergers and acquisitions and corporate law. The firm provides advice and counsel to over one hundred public and private telecommunications companies. Since 1992 the firm has represented clients in numerous acquisitions and corporate finance transactions. In 1999 alone, the firm served as lead corporate and/or regulatory counsel in transactions with an aggregate value of over $1 billion.

     Mr. Nowalsky has previously served as a director of the following companies: Network Long Distance, Inc., a long distance company which was acquired by IXC Communications (now part of Broadwing, NYSE: BRW) for $130 million; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:
TXT); New South Communications, a facilities-based competitive local exchange carrier which recently received a $125 million investment from Kohlberg, Kravis & Roberts (KKR); and W2Com, LLC, a video conferencing and distance learning provider which was recently acquired by Arel Communications & Software, Ltd. (NASDAQ: ARLC) for $40 million. Mr. Nowalsky currently serves as a director of J.C. Dupont, Inc., a Louisiana-based oil and gas concern.

     Mr. Nowalsky received a bachelor degree from Tulane University and a juris doctorate from Loyola Law School. Mr. Nowalsky devotes as much time as is necessary to the business of Riverbend.

     DR. ROY D. GREENBERG, has been our Secretary and a Director since August 2001. From 1990 to the present, Dr. Greenberg has been in private practice, specializing in pediatric/child and adolescent populations, providing inpatient and outpatient services to children and families, including standard psychological and behavioral assessment, individual and group psychotherapy and cognitive-behavioral therapies. From 1987 to 1989, he served as a developmental specialist for children and families referred to the Human Genetics Program at Tulane University Medical School in New Orleans, LA. He is a member of the American Psychological Association and the Society for Pediatric Psychology.

     Dr. Greenberg received a B.S. in psychology in 1977 from Tulane University, a M.S. in psychology in 1982 from Tulane University and a Ph.D. in psychology in 1985 from Tulane University. Mr. Greenberg devotes as much time as is necessary to the business of Riverbend.

BOARD OF DIRECTORS

     Our articles of incorporation, as amended, provide that the number of members of our board of directors shall be not less than one and not more than three. Our current number of directors is two. Directors are elected by the stockholders at the annual meeting of stockholders and serve until their successors are duly elected and qualified. Directors are elected for a term of one year. All of the officers of Riverbend serve at the discretion of our board of directors.

BOARD COMMITTEES

     There are currently no committees of the board of directors.

EXECUTIVE OFFICERS OF RIVERBEND

     The only persons serving as executive officers of Riverbend are Leon Nowalsky who is the President and Treasurer, and Roy Greenberg who is the Secretary.

FAMILY RELATIONSHIPS

     Mr. Nowalsky and Mr. Greenberg are brothers-in-law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, during the fiscal year ended December 31, 2002, our ten percent (10%) stockholders, officers and directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended. This statement is based solely on a review of the copies of such reports furnished to us by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to our President and those other individuals who served as executive officers since Riverbend's inception in August 2001.

                           Annual Compensation          Long Term Compensation Awards
                        ----------------------------------------------------------------
                                                        Restricted
                               Salary                     Stock    Options/  All Other
     Name and           -------------------              Award(s)    SARs  Compensation
Principal Position      Year (1)      ($)     Bonus        ($)       (#)        ($)
------------------      --------      ---     -----        ---       ---        ---

Leon Nowalsky,            2002      $     0   $     0      -0-       -0-        $    0
President and Treasurer   2001      $     0   $     0      -0-       -0-        $    0

Roy Greenberg,            2002      $     0   $     0      -0-       -0-        $    0
Secretary                 2001      $     0   $     0      -0-       -0-        $    0

________________________
(1) Riverbend was incorporated and Messrs. Nowalsky and Greenberg commenced their employment in August 2001.

DIRECTOR COMPENSATION

     Our directors do not currently and have never received any compensation for serving as directors to date. However, we expect to adopt a plan of reasonable compensation for our directors, which may include grants of options under our stock option plan. We intend to reimburse any of our non-employee directors, should we ever have any, for all direct expenses incurred by them in attending a board of director meeting and any committee meeting on which they serve.

EMPLOYMENT AGREEMENTS

     Riverbend does not have employment agreements with either Mr. Nowalsky or Mr. Greenberg, its only employees. Riverbend may enter into employment agreements with these individuals when and if we begin to generate sufficient revenue, and may also grant them options under our stock option plan.

2001 STOCK OPTION PLAN

     In August 2001, we adopted the 2001 Stock Option Plan, which provides for the issuance of options to purchase up to 2,000,000 shares of common stock to our employees, officers, directors and consultants. The plan was approved by our stockholders in August 2001. Unless sooner terminated, the plan will expire in August 2011.

     The purpose of the plan is to encourage stock ownership by our employees, officers, directors and consultants so that they may acquire or increase their proprietary interest in Riverbend, and is intended to facilitate Riverbend's efforts to (i) induce qualified persons to become our employees, officers or consultants; (ii) compensate our employees officers, directors and consultants for past services; and (iii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with us and to put forth maximum efforts for the success of our business.

     The plan is not intended to be the exclusive means by which we may issue options or warrants to acquire our common stock, stock awards or any other type of award. To the extent permitted by applicable law, we may issue any other options, warrants or awards other than pursuant to the plan without stockholder approval.

     The plan is administered by the board of directors. At its discretion, the board may determine the persons to whom options may be granted and the terms thereof.

     The terms of any options granted under the plan are not required to be identical as long as they are not inconsistent with the express provisions of the plan. In addition, the board may interpret the plan and may adopt, amend and rescind rules and regulations for the administration of the plan.

OPTIONS GRANTED TO DIRECTORS AND EXECUTIVE MANAGEMENT

     No options have been granted to any of Riverbend's directors or executive officers.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

The following table sets forth certain information regarding grants of stock options to Riverbend's executive officers during fiscal year 2002.

                       NUMBER OF     PERCENT OF TOTAL
                      SECURITIES      OPTIONS/SARS       EXERCISE
                      UNDERLYING       GRANTED TO           OF
                     OPTIONS/SARS     EMPLOYEES IN       BASE PRICE   EXPIRATION
      NAME            GRANTED (#)      FISCAL YEAR        ($/SH)         DATE
      (a)                 (b)             (c)               (d)          (e)

Leon Nowalsky . . . . . .  0              --                --           --

Roy Greenberg . . . . . .  0              --                --           --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
OPTION VALUES

     The following table sets forth certain information with respect to stock options exercised by Riverbend's executive officers during fiscal year 2002. In addition, the table sets forth the number of shares covered by unexercised stock options held by executive officers as of December 31, 2002 and the value of "in-the-money" stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of December 31, 2002.

                                                        NUMBER OF
                                                       UNEXERCISED
                                                        SECURITIES     VALUE OF
                                                        UNDERLYING    UNEXERCISED
                                                       OPTIONS/SARS   IN-THE-MONEY
                        SHARES                         AT FY-END (#)  AT FY-END ($)
                       ACQUIRED     VALUE REALIZED     EXERCISABLE/   EXERCISABLE/
      NAME            ON EXERCISE         ($)          UNEXERCISABLE  UNEXERCISABLE
      (a)                 (b)             (c)              (d)            (e)

Leon Nowalsky . . . . . . 0               --               0              --

Roy Greenberg . . . . . . 0               --               0              --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

     The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 24, 2003 by:

     * each person who is the beneficial owner of more than 5% of our common stock;

     *    each of our directors;

     * each of our named executive officers in the summary compensation table;

     *    all of our named executive officers and directors as a group.

Name and Address            Amount and Nature of
of Stockholder             Beneficial Ownership(1)     Percent of Class
--------------             -----------------------     ----------------

Leon Nowalsky                     1,900,000                  92.8%
826 Barracks Street
New Orleans, Louisiana 70116

Roy Greenberg                       100,000                   4.9%
826 Barracks Street
New Orleans, Louisiana 70116

All officers and directors        2,000,000                  97.7%
as a group (2 persons)

________________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of Riverbend.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The information required pursuant to Item 201(d) of Regulation S-B can be found at page 18, under Item 5 of this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described elsewhere in this annual report, Riverbend's offices, located at 826 Barracks Street, New Orleans, Louisiana, occupy the home-office of Leon Nowalsky. Mr. Nowalsky allows Riverbend to use the space as its headquarters rent-free.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          3.1 Articles of Incorporation of Riverbend Telecom, Inc. dated August 21, 2001(1)

          3.2  Bylaws of Riverbend Telecom, Inc.(1)

          10.1 Independent Contractor Agreement between Riverbend
               Telecom, Inc. and Norcom, Inc. (1)

          99.1 Certification Pursuant to 18 U.S.C. Section 1250 as Adopted Pursuant to Section 908 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
(1) The documents identified are incorporate by reference from Riverbend's Registration Statement on Form 10-SB filed April 23, 2002.

(b)  Reports on Form 8-K:

     None

ITEM 14.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the principal executive officer and principal financial officer has concluded that Riverbend's disclosure controls and procedures are effective to ensure that material information relating to Riverbend is made known to such officer by others within Riverbend, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) CHANGES IN INTERNAL CONTROLS. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIVERBEND TELECOM, INC.

Date:  March 31, 2003              By: /s/ LEON NOWALSKY
                                      -------------------------------
                                      Leon Nowalsky
                                      President and Treasurer
                                      (Principal Executive and Financial
                                      Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                              DATE
---------              -----                              ----


/s/ Leon Nowalsky      President, Treasurer and           March 31, 2003
-----------------      Director (Principal Executive and
Leon Nowalsky          Financial Officer)


/s/ Roy Greenberg      Secretary and Director             March 31, 2003
-----------------
Roy Greenberg

                             CERTIFICATIONS

     I, Leon Nowalsky, certify that:

     1) I have reviewed this annual report on Form 10-KSB of Riverbend Telecom, Inc.;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Riverbend Telecom, Inc. as of, and for, the periods presented in this annual report;

     4) Riverbend Telecom, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Riverbend Telecom, Inc. and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to Riverbend Telecom, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of Riverbend Telecom, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Riverbend Telecom, Inc.'s internal controls; and

     6) Riverbend Telecom, Inc.'s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Leon Nowalsky
-------------------------
Leon Nowalsky
Title:  President (Principal Executive Officer)
Date:  March 31, 2003

                             CERTIFICATIONS

     I, Leon Nowalsky, certify that:

     1) I have reviewed this annual report on Form 10-KSB of Riverbend Telecom, Inc.;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Riverbend Telecom, Inc. as of, and for, the periods presented in this annual report;

     4) Riverbend Telecom, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Riverbend Telecom, Inc. and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to Riverbend Telecom, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of Riverbend Telecom, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Riverbend Telecom, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Riverbend Telecom, Inc.'s auditors and the audit committee of Riverbend Telecom, Inc.'s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect Riverbend Telecom, Inc.'s ability to record, process, summarize and report financial data and have identified for Riverbend
          Telecom's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Riverbend Telecom, Inc.'s internal controls; and

     6) Riverbend Telecom, Inc.'s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Leon Nowalsky
-------------------------
Leon Nowalsky
Title:  Treasurer (Principal Financial Officer)
Date:  March 31, 2003

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS
                           - - - - - - - - - -
              Year Ended December 31, 2002, the Period from
            August 21, 2001 (inception) to December 31, 2001,
           and for the Period from August 21, 2001 (inception)
                        through December 31, 2002

                         RIVERBEND TELECOM, INC.










                            TABLE OF CONTENTS
                            -----------------

                                                                 Page(s)
                                                                 -------

Independent Auditors' Report                                       F-1

Financial Statements


  Balance Sheets                                                   F-2

  Statements of Operations                                         F-3

  Statements of Changes in Stockholders' Equity                    F-4

  Statements of Cash Flows                                         F-5

Notes to Financial Statements                                    F6 - F12

                      INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Riverbend Telecom, Inc.

     We have audited the accompanying balance sheets of Riverbend Telecom, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002 and the periods from (inception), August 21, 2001, through December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverbend Telecom, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the year ended December 31, 2002 and the periods from (inception), August 21, 2001, through December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

                                   WEGMANN-DAZET & COMPANY, APC.

Metairie, Louisiana
March 19, 2003

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                             BALANCE SHEETS
                             - - - - - - - -
                       December 31, 2002 and 2001

                                 ASSETS
                                 ------

                                                                            2002             2001
                                                                            ----             ----
Current Assets
  Cash                                                                   $      4,722     $      7,378
  Accrued phone commission                                                      2,440              -
  Receivable - real estate commissions  (Note 2)                                  761              706
  Inventory                                                                        58              169
                                                                         ------------     ------------
     Total Current Assets                                                       7,981            8,253

Receivable - real estate commissions  (Note 2)                                 15,321           16,083
                                                                         ------------     ------------

     Total Assets                                                        $     23,302     $     24,336
                                                                         ============     ============



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
                                                                            2002             2001
                                                                            ----             ----

Current Liabilities
  Accounts Payable                                                       $     12,495     $      7,968
  Note Payable (Note 3)                                                         5,000              -
                                                                         ------------     ------------
                                                                               17,495            7,968

Stockholders' Equity
  Common Stock; $.001 par value; 10,000,000 shares
  authorized; 2,000,000 issued  (Note 7)                                        2,000            2,000
  Additional paid-in capital                                                   20,098           20,098
  Deficit accumulated during the development stage                            (16,291)          (5,730)
                                                                         ------------     ------------
     Total Stockholders' Equity                                                 5,807           16,368
                                                                         ------------     ------------

     Total Liabilities and Stockholders' Equity                          $     23,302     $     24,336
                                                                         ============     ============










             See accompanying Notes to Financial Statements.
                                   F-2

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF OPERATIONS
                        - - - - - - - - - - - - -
Year ended December 31, 2002, the Period from August 21, 2001 (inception)
to December 31, 2001, and for the Period from August 21, 2001 (inception)
                        through December 31, 2002

                                                                       August 21, 2001     August 21, 2001
                                                                     (inception) through (inception) through
                                                            2002      December 31, 2001   December 31, 2002
                                                            ----      -----------------   -----------------
Revenues                                                $     56,169     $     19,209       $     75,378

Cost of revenues                                              43,216           16,211             59,427
                                                        ------------     ------------       ------------

   Gross profit                                              12,953            2,998             15,951

Operating expenses:
   General and administrative                                23,514            8,728             32,242
                                                       ------------     ------------       ------------

   Net loss                                            $    (10,561)    $     (5,730)      $    (16,291)
                                                       ============     ============       ============

Weighted average number of
 shares outstanding                                       2,000,000        2,000,000
                                                       ============     ============

Loss per share - basic and
 fully diluted                                         $     (0.005)    $     (0.003)
                                                       ============     ============











             See accompanying Notes to Financial Statements.
                                   F-3

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              - - - - - - - - - - - - - - - - - - - - - - -
  For the Period August 21, 2001 (inception) through December 31, 2002


                                      Common Shares
                                   --------------------  Additional
                                                           Paid-in
                                   Shares       Amount     Capital     Deficit      Total
                                   ------       ------     -------     -------      -----
Common stock issued for
 Payment of organization
 Cost, assignment of a
 Receivable and the
 contribution of prepaid
 Calling card inventory           2,000,000     $2,000     $20,098                  $22,098

Net (loss) for the period
 from inception to December
 31, 2001                                                                (5,730)     (5,730)
                                  ---------     ------     -------     --------     -------

Balance as of December 31,
 2001                             2,000,000     $2,000     $20,098       (5,730)     16,368


Net (loss) for the year
 Ended December 31, 2002                                                (10,561)    (10,561)
                                  ---------     ------     -------     --------     -------

Balance as of December 31,
 2002                             2,000,000     $2,000     $20,098     $(16,291)    $ 5,807
                                  =========     ======     =======     ========     =======









             See accompanying Notes to Financial Statements.
                                   F-4

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CASH FLOWS
                        - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21, 2001 (inception)
to December 31, 2001, and for the Period from August 21, 2001 (inception)
                        through December 31, 2002



                                                                       August 21, 2001     August 21, 2001
                                                                     (inception) through (inception) through
                                                            2002      December 31, 2001   December 31, 2002
                                                            ----      -----------------   -----------------
Cash Flows from Operating Activities
  Net  (loss)                                          $    (10,561)     $     (5,730)      $    (16,291)
  Additional paid-in capital issued for
   stockholder payment of organization
   cost                                                         -               5,000              5,000
  Adjustments to reconcile net loss to
   Net cash provided by operating
    activities
     Increase in accrued phone
       Commissions                                           (2,440)              -               (2,440)
     Decrease in receivable - real
       estate commission                                        707               212                919
     Decrease (Increase) in inventory                           111               (72)                39
     Increase in accounts payable                             4,527             7,968             12,495
                                                       ------------      ------------       ------------


   Net Cash (Used) Provided by Operating Activities          (7,656)            7,378               (278)
                                                       ------------      ------------       ------------

   Net Cash Provided by Investing Activities                    -                 -                  -
                                                       ------------      ------------       ------------

   Cash Flows from Financing Activities
    Loan from Shareholder                                     5,000               -                5,000
                                                       ------------      ------------       ------------
   Net Cash Provided by Financing Activities                  5,000               -                5,000
                                                       ------------      ------------       ------------

     Net (Decrease) Increase in Cash                         (2,656)            7,378              4,722

       Cash at beginning of period                            7,378               -                  -
                                                       ------------      ------------       ------------
     Cash at end of period                             $      4,722      $      7,378       $      4,722
                                                       ============      ============       ============










             See accompanying Notes to Financial Statements.
                                   F-5

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21, 2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002


1)   Summary of significant accounting policies
     ------------------------------------------

          This summary of accounting policies for Riverbend Telecom, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     a)   Organization and basis of presentation
          --------------------------------------
          The Company was incorporated under the laws of the State of Nevada on August 21, 2001. The Company is in the development stage as there have been no significant revenues earned from planned principal operations. The Company's policy is to prepare its financial statements on the accrual basis of accounting with a fiscal year end of December 31st.

     b)   Nature of business
          ------------------
          The Company was organized to market as an independent sales agent telecommunication services for carriers and resellers of local and long distance telephone and prepaid calling cards and Internet services. The Company will enter into contracts with various telecommunication carriers and resellers that will provide for an ongoing commission stream to the Company for local, long distance and Internet usage generated by each of the customers that the Company is responsible for providing to the carriers and resellers.

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

          The Company has focused its marketing efforts on residential and small to medium sized businesses located primarily in Louisiana and surrounding region. As a method to acquire customer accounts, the Company intends to develop a network of independent sales agents.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21,2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002

1)   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     c)   Use of estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d)   Cash and cash equivalents
          -------------------------
          For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

     e)   Concentrations of credit risk
          -----------------------------
          At December 31, 2002, the Company maintained cash balances at one bank. The Federal Deposit Insurance Corporation insures balances up to $100,000 at the bank.

     f)   Inventory
          ---------
          Inventory consists of prepaid telephone cards that are stated at the lower of cost (first-in, first-out) or market.

     g)   Receivables
          -----------
          The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. The Company has experienced no credit losses.

     h)   Major agency agreements
          -----------------------
          For the years ended December 31, 2002 and 2001, the Company earned 92% or $51,399 and 93% or $17,958, respectively, of its revenue from commissions paid by Norcom, Inc., a reseller of telecommunication services. Under the terms of the non-transferable and non-exclusive agreement, Norcom, Inc. pays the Company commissions on all long distance revenues generated from customers provided to Norcom by the Company. The agreement, which was executed in August 2001 and which can be terminated with 30 days notice, is for a period of two years; however, a new agreement may be entered into at the expiration of the current agreement.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21, 2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002

     Summary of significant accounting policies (continued)
     ------------------------------------------------------

     h)   Major agency agreements (continued)
          -----------------------------------
          In connection with the above agreement, the Company entered into a verbal agreement with an individual to provide customers on the Company's behalf to Norcom, Inc. The Company pays the individual the commission revenue generated from the individual's sales and received from Norcom, Inc., less $500, which the Company retains. In 2002, the Company entered into agreements with four sub-agents to provide customers, on the Company's behalf, to Norcom, Inc. Pursuant to an oral agreement with the sub-agents, a portion of the commissions that are received by Company from Norcom are paid to the sub-agents. For the years ended December 31, 2002 and 2001, the Company incurred $42,034 and $15,958, respectively, in commission expense under these agreements.

     i)   Income taxes
          ------------
          Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     j)   Stock-based compensation
          ------------------------
          The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under this intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

          The Financial Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

                                   F-8
<PAGE.
                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21, 2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002

     Summary of significant accounting policies (continued)
     ------------------------------------------------------

          The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

     k)   Earnings (loss) per share
          -------------------------
          The Company follows Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Basic earnings
          (loss) per common share are calculated by dividing net earnings
          (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the year ended December 31, 2002.

     l)   Recent pronouncements
          ---------------------
          In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements issued for fiscal years beginning after December 15, 2003. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

2)   Receivable - real estate commissions
     ------------------------------------

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

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21, 2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002

2)   Receivable - real estate commissions (continued)
     ------------------------------------------------

     The lease can be renewed for three (3) consecutive periods of ten
     (10) years each, under the same terms and conditions as the primary term. If the property were sold to the lessee doing the primary term, the Company would receive sales commissions ranging from 2.5% to 1.5% of the adjusted sales price depending on the year the property was sold.

     The base monthly rental is adjustable every three years based on the lesser of the increase in the national consumer price index or 18%. In March 2002, the base monthly rental was adjusted resulting in the current monthly lease commission, which is payable by the lessor contingent on the lessor's collection of the base monthly rental from the lessee, increasing to $294 from $275.

     The Company recorded a receivable of $17,000 for the rights to receive lease commissions over the remaining primary term of the lease. The receivable earns interest at 17.6%.

3)   Note Payable
     ------------

          Note Payable, dated August 15, 2002, to the majority
     stockholder in    the amount of $5,000.  The note bears interest at
     5% per annum, is payable on demand and is unsecured. The note is in exchange for the majority stockholder paying certain expenses of the Company.

4)   Commitments
     -----------

          As of December 31, 2002, Company activities have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for these facilities and there are no commitments for future use of the facilities.

5)   Financial instruments
     ---------------------

          Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

          Assets:                    Carrying Value     Fair Value
            Cash                         $4,722           $4,722
            Accounts receivable          18,522           18,522

          Liabilities:
            Accounts payable             12,495           12,495
            Note payable                  5,000            5,000

          Fair values were determined as follows:

     The carrying amounts of cash, accounts payable and note payable approximate fair value because of the short-term maturity of these instruments. The receivable is carried at cost, which approximates fair value.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31, 2002, the Period from August 21, 2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002


6)   Stock option plan
     -----------------

          In August 2001, the Company's Board of Directors adopted a stock option plan (the "2001 Stock Option Plan"). The Plan, which expires in August 2011, authorizes the Board of Directors to grant non-qualified and incentive stock options, stock awards and stock appreciation rights to eligible employees, directors, officers and consultants of the Company. The Plan provides for the reservation and availability of up to 2,000,000 shares of common stock of the Company. The Board of Directors fixes the term of any option granted under the Plan at the time the option is granted. As defined in the Plan, the exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant and shall vest as determined by the Board of Directors. There are no options, stock awards or stock appreciation rights granted under the Plan for the year ended December 31, 2002.

7)   Stockholders' equity
     --------------------

          A chronological history of Stockholders' Equity is as follows:

          a) August 21, 2001, Riverbend Telecom, Inc. incorporated in Nevada. The Company is authorized to issue 10,000,000 shares of its $0.001 par value common stock.

          b) August 21, 2001, the Company issued 1,900,000 shares of common stock to Mr. Leon Nowalsky, its president, treasurer, and a director, and 100,000 shares of common stock to Dr. Roy Greenberg, its secretary and a director in exchange for Mr. Nowalsky's payment of $5,000 of Company organization costs, his assignment to the Company of a $17,000 receivable and his contribution of $98 in prepaid calling card inventory. Of the total received, $2,000 is considered common stock and $20,098 is considered additional paid-in capital.


8)   Private Placement of Common Stock
     ---------------------------------

          During the period October 21, 2002 through January 31, 2003, the Company offered 134,000 shares of its $.001 par value common stock at $.75 per share for a total offering price of $100,500. Subsequent to December 31, 2002, 46,667 of shares were sold for $35,000 with the net proceeds being used for working capital purposes.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
Year Ended December 31,2002, the Period from August 21, 2001 (inception)
  to December 31, 2001, and the Period from August 21, 2001 (inception)
                        through December 31, 2002


9)   Income taxes
     ------------

          The Company has no provisions for current or deferred income taxes for the years ended December 31, 2002 and 2001.

     Under the asset and tax liability method of SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. As of December 31, 2002 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                         2002      2001
                                                         ----      ----
         Deferred tax assets:
           Net operating loss carryforwards            $ 1,894   $   160
           Tax over book basis - organizational costs      549       699
                                                       -------   -------
                                                         2,443       859
         Less:  Valuation allowance                     (2,443)     (859)
                                                       -------   -------
                                                       $     0   $     0
                                                        =======   =======

     A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets. The valuation allowance increased $1,584 in 2002 due to the increase in deferred tax assets for which realization is not probable.

          The net operating loss carry forwards expire as follows:

                                  2021             $ 1,064
                                  2022             $11,561

          A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pre-tax income follows:

                                             2002                 2001
                                             ----                 ----
     Net loss                              $ 10,561             $   5,730
                                           --------             ---------

     Tax benefit at statutory rate            3,591     34 %        1,948     34 %
     Tax bracket                             (2,007)   (19)%       (1,089)   (19)%
     Valuation allowance                     (1,584)   (15)%         (859)   (15)%
                                           --------   ----      ---------   ----

       Total income taxes                  $      0      0 %    $       0     .0 %
                                           ========   ====      =========   ====