Form 10QSB
period 2003-03-31
RIVERBEND TELECOM INC
filed 2003-05-21
CIK 1171357

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003         Commission File Number 000-49745

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



                                       Number of shares outstanding at
                                                 March 31, 2003
          Class                                 2,046,667 shares
Common Stock, $.001 par value

                         RIVERBEND TELECOM, INC.
                               FORM 10-QSB
                             March 31, 2003

                                  INDEX
                                  -----


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets . . . . . . . . . . . . . . . . . . .3

          Condensed Statements of Operations - Three Months Ended
          March 31, 2003 and 2002 and for the Period August 21, 2001
          (inception) through March 31, 2003 . . . . . . . . . . . . . .4

          Condensed Statements of Cash Flows - Three Months Ended
          March 31, 2003 and 2002 and for the Period August 21, 2001
          (inception) through March 31, 2003 . . . . . . . . . . . . . .5

          Notes to Condensed Financial Statements. . . . . . . . . .6 - 9

Item 2.   Management's Discussion and Analysis or Plan of Operation. . 10

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . 12


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 1.
                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED BALANCE SHEETS
                         - - - - - - - - - - - -
                                Unaudited




                                 ASSETS
                                 ------

                                                     MARCH 31,              DECEMBER
                                                       2003                 31, 2002
                                                    (UNAUDITED)             NOTE 1A
                                                    -----------           -----------
Current Assets
  Cash                                              $     39,024          $      4,722
  Accrued phone commission                                 2,951                 2,440
  Receivables - real estate commissions (Note 3)             795                   761
  Inventory - prepaid calling cards                           91                    58
                                                    ------------          ------------
          Total Current Assets                            42,861                 7,981

Receivable - real estate commissions (Note 3)             15,109                15,321
                                                    ------------          ------------

          Total Assets                              $     57,970          $     23,302
                                                    ============          ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
  Accounts payable                                  $     20,018          $     12,495
  Note payable (Note 5)                                    5,000                 5,000
                                                    ------------          ------------
                                                          25,018                17,495
                                                    ------------          ------------


Stockholders' Equity
  Common Stock; $.001 par value; 10,000,000 shares
    authorized; 2,046,667 issued (Note 6)                  2,047                 2,000
  Additional paid-in capital                              55,051                20,098
  Deficit accumulated during the development stage       (24,146)              (16,291)
                                                    ------------          ------------
          Total Stockholders' Equity                      32,952                 5,807
                                                    ------------          ------------

          Total Liabilities and Stockholders'
            Equity                                  $     57,970          $     23,302
                                                    ============          ============



        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF OPERATIONS
                    - - - - - - - - - - - - - - - - -
                                Unaudited




                                                                                 AUGUST 21, 2001
                                                 THREE MONTHS     THREE MONTHS     (INCEPTION)
                                                    ENDED            ENDED           THROUGH
                                                   MARCH 31,        MARCH 31,        MARCH 31,
                                                     2003             2002             2003
                                                     ----             ----             ----
Revenues                                         $      9,771     $     16,851     $     85,149

Cost of revenues                                        5,717           14,003           65,144
                                                 ------------     ------------     ------------

          Gross profit                                  4,054            2,848           20,005

Operating expenses:
  General and administrative                           11,909            6,845           44,151
                                                 ------------     ------------     ------------

          Net loss                               $     (7,855)    $     (3,997)    $    (24,146)
                                                 ============     ============     ============


Weighted average number of
  shares outstanding                                2,046,667        2,000,000
                                                 ============     ============

Loss per share - basic and
  fully diluted                                  $     (0.004)    $     (0.002)
                                                 ============     ============









        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF CASH FLOWS
                    - - - - - - - - - - - - - - - - -
                                Unaudited



                                                 THREE MONTHS     THREE MONTHS    AUGUST 21, 2001
                                                 ENDED MARCH      ENDED MARCH   (INCEPTION) THROUGH
                                                   31, 2003,        31, 2002       MARCH 31, 2003
                                                 ------------     ------------     ------------
Cash Flows from Operating Activities
  Net loss                                       $     (7,855)    $     (3,997)    $    (24,146)
  Additional paid-in capital issued for
    stockholder payment of organization
    cost                                                 -                -               5,000
  Adjustments to reconcile net loss to
    net cash provided by operating
      activities
        Increase in accrued phone
          commissions                                    (511)          (6,994)          (2,951)
        Decrease in receivable - real
          estate commission                               178              217            1,097
        Decrease (Increase) in inventory                  (33)            (396)               6
        Increase in accounts payable                    7,523            5,968           20,018
                                                 ------------     ------------     ------------

  Net Cash Used by Operating
  Activities                                             (698)          (5,202)            (976)
                                                 ------------     ------------     ------------

Net Cash Provided by Investing
    Activities                                           -                -                -
                                                 ------------     ------------     ------------

Cash Flows from Financing Activities
    Proceeds from sale of common stock                 35,000             -              35,000
    Loan from Shareholder                                -                -               5,000
                                                 ------------     ------------     ------------

Net Cash Provided by Financing
  Activities                                           35,000             -              40,000
                                                 ------------     ------------     ------------

          Net Increase (decrease) in Cash              34,302           (5,202)          39,024

          Cash at beginning of period                   4,722            7,378             -
                                                 ------------     ------------     ------------

          Cash at end of period                  $     39,024     $      2,176     $     39,024
                                                 ============     ============     ============

        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                             MARCH 31, 2003


1)   Organization, basis of presentation and nature of business
     ----------------------------------------------------------

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

          The interim unaudited financial statements in this report have been prepared in accordance with the United States Securities and Exchange Commission's Regulation S-B and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company and accompanying notes for the year ended December 31, 2002, contained in the Company's annual report filed on Form 10-KSB. The Form 10-KSB includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for fair presentation of the results of interim periods presented in this report have been made. The results of operations for the interim periods are not necessarily indicative of results of the entire year.

          The balance sheet at December 31, 2002 has been derived from audited financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America.

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

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                             MARCH 31, 2003


1)   Organization, basis of presentation and nature of business
     ----------------------------------------------------------
     (continued)
     -----------

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


2)   Summary of significant accounting policies
     ------------------------------------------

     a)   Major agency agreements
          -----------------------
          For the three months ended March 31, 2003 and 2002, the Company earned 90% or $8,772 and 92% or $15,534, respectively, of its revenue from commissions paid by Norcom, Inc., a reseller of telecommunication services. Under the terms of the non-transferable and non-exclusive agreement, Norcom, Inc. pays the Company commissions on all long distance revenues generated from customers provided to Norcom, Inc. by the Company. The agreement, which was executed in August 2001 and which can be terminated with 30 days notice, is for a period of two years; however, a new agreement may be entered into at the expiration of the current agreement.

          In connection with the above agreement, the Company entered into a verbal agreement with an individual to provide customers on the Company's behalf to Norcom, Inc. The Company pays the individual the commission revenue generated from the individual's sales and received from Norcom, Inc., less $500, which the Company retains. In 2002, the Company entered into agreements with four sub-agents to provide customers, on the Company's behalf, to Norcom, Inc. Pursuant to oral agreements with the sub-agents, a portion of the commissions that are received by the Company from Norcom, Inc. is paid to the sub-agents. For the three months ended March 31, 2003 and 2002, the Company incurred $5,717 and $13,749, respectively, in commission expense under these agreements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                             MARCH 31, 2003


2)   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

     c)   Earnings (loss) per share
          -------------------------
          The Company follows Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Basic earnings
          (loss) per common share are calculated by dividing net earnings
          (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the periods presented.


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

          The lease can be renewed for three (3) consecutive periods of ten (10) years each, under the same terms and conditions as the primary term. If the property were sold to the lessee during the primary term, the Company would receive sales commissions ranging from 2.5% to 1.5% of the adjusted sales price depending on the year the property was sold.

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

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                UNAUDITED

                             MARCH 31, 2003


3)   Receivable - real estate commissions (continued)
     ------------------------------------------------

          The Company recorded a receivable of $17,000 for the rights to receive lease commissions over the remaining primary term of the lease. The receivable earns interest at 17.6%.


4)   Income taxes
     ------------

          The Company has not recorded any income tax expense or benefit for the three months ended March 31, 2003 and 2002 and for the period of August 21, 2001 (inception) through March 31, 2003. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because the Company has no history of earnings.


5)   Note Payable
     ------------

          Note Payable, dated August 15, 2002, to the majority stockholder in the amount of $5,000. The note bears interest at 5% per annum, is payable on demand and is unsecured. The note is in exchange for the majority stockholder paying certain expenses of the Company.


6)   Equity Transactions
     -------------------

          The Company offered 134,000 shares of its $.001 par value common stock at $.75 per share. The offer expired January 31, 2003. In January 2003, the Company received $35,000 from the sale of 46,667 shares with the net proceeds being used for working capital purposes.


7)   Commitments
     -----------

          As of March 31, 2003, Company activities have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for these facilities and there are no commitments for future use of the facilities.

Item 2.
                         RIVERBEND TELECOM, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-QSB for the quarter ended March 31, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

OVERVIEW

     Riverbend is currently a developmental stage company. Since inception, we have had no significant revenues from planned operations and have marketed telecommunication services for resellers and carriers of local and long distance telephone and internet services on a limited basis. In August 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only marketing agreement Riverbend has entered into and accounted for approximately 92% of our revenues for the year ended December 31, 2002 and approximately 90% of our revenues for the quarter ended March 31, 2003. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services, however we have not had any significant discussions with any other resellers. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend is also developing a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

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

PLAN OF OPERATION

     As described above, in August 2001, we entered into an agreement with Norcom, Inc. ("Norcom"), a Florida based reseller of telecommunication services. Pursuant to the agreement, we are entitled to market local, long distance and pre-paid calling card services on Norcom's behalf to commercial and residential customers on an agency basis. The agreement is non-exclusive and we are one of many companies with whom Norcom enters into marketing relationships. Norcom pays sales commissions to us on a monthly basis equal to ten percent (10%) of all revenues generated by those customers provided to Norcom through our marketing efforts. Norcom is responsible for all credit checks, bad debt, collection costs and billing costs. Our commissions are paid on billed revenues, with Norcom assuming the responsibility for bad debts. However, at Norcom's discretion, commissions paid to Riverbend on end-user accounts that are not collected will be deducted against future commission payments to Riverbend. Our agreement with Norcom is for an initial period of two years and can be terminated by either party upon thirty (30) days notice. For the quarters ended March 31, 2003 and 2002, we earned 90% or $8,772, and 92% or $15,534, respectively, of our revenue from commissions paid by Norcom. For the years ended December 31, 2002 and 2001, we earned 92% or $51,399 and 93% or $17,958, respectively, of our revenue from commissions paid by Norcom.

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

     In connection with our Norcom agreement, we entered into a verbal agreement with an individual sub-agent to provide customers on Riverbend's behalf to Norcom. We pay the sub-agent the commission revenue that we receive each month from Norcom, less $500, which we retain. In 2002, we entered into verbal agreements with four (4) additional sub-agents to provide customers, on our behalf, to Norcom. Pursuant to the verbal agreements with the sub-agents, a portion of the commissions that are received by us from Norcom are paid to the sub-agents. For the quarters ended March 31, 2003 and 2002, we incurred a total of $5,717 and $13,749, respectively, in commission expense under all of our sub-agent agreements. For the years ended December 31, 2002 and December 31, 2001, we incurred a total of $42,034 and $15,958, respectively, in commission expense under all of our sub-agent agreements.

     In addition, in connection with our formation, Leon Nowalsky, our president, treasurer, director and majority stockholder, assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas. Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof. In addition, Mr. Nowalsky assigned to Riverbend the rights to receive a commission on the sale of the property by the lessor to the lessee during the primary term of the lease. Detailed information concerning the real estate commissions is set forth in Note 3 to the financial statements included in this report. While such commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.

     Other than the activity described in this report, we have engaged in very little business activity and have not hired any employees. We estimate that Riverbend can satisfy its cash requirements, which we estimate to be approximately $25,000 for the next twelve (12) months, through commission revenue from current and future customer accounts.

     Management does not anticipate that we will engage in any material product research and development because we intend to serve as a marketer of telecommunication services and not a direct provider. Management does not anticipate that we will purchase a plant or significant equipment and we do not anticipate hiring any employees because our business plan intends that we will utilize our developing network of independent sub-agents to market our products and services.


ITEM 3.   CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Leon Nowalsky, the Company's principal executive officer and principal financial officer has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, Mr. Nowalsky has concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him by others within the Company, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) CHANGES IN INTERNAL CONTROLS. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings              NONE

Item 2 - Changes in Securities          During the first quarter of 2003,
                                        pursuant to a private offering,
                                        we sold a total of 46,667 shares
                                        of our common stock to two (2)
                                        accredited investors, as defined
                                        by Rule 501 of Regulation D
                                        promulgated under the Securities
                                        Act of 1933, as amended (the
                                        "Act").  The shares were sold for
                                        $0.75 per share.  The issuance of
                                        common stock was pursuant to the
                                        exemption from registration
                                        provided by Section 4(2) of the
                                        Act and Regulation D and Rule 506
                                        promulgated thereunder, and
                                        related state private offering
                                        exemptions.  The investors took
                                        their shares for investment
                                        purposes without a view to
                                        distribution and had access to
                                        information concerning Riverbend.
                                        The certificates bear restricted
                                        legends prohibiting sale or
                                        transfer unless registered
                                        pursuant to the Act and blue sky
                                        laws or an exemption therefrom is
                                        available.


Item 3 - Defaults Upon Senior
         Securities                     NONE

Item 4 - Submission of Matters to a
         Vote of Security Holders       NONE

Item 5 - Other Information              NONE

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None

______________________________

                               SIGNATURES
                               ----------


     Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RIVERBEND TELECOM, INC.



Date:  May 21, 2003                By: /s/  LEON NOWALSKY
                                      -----------------------------------
                                      Leon Nowalsky, President and
                                      Treasurer

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

/s/ Leon Nowalsky
---------------------------
Leon Nowalsky
Title:  President
Date:  May 21, 2003

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

/s/ Leon Nowalsky
---------------------------
Leon Nowalsky
Title:  Treasurer
Date:  May 21, 2003