Form 10QSB
period 2003-06-30
RIVERBEND TELECOM INC
filed 2003-08-19
CIK 1171357

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2003          Commission File Number 000-49745

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



                                       Number of shares outstanding at
                                                 June 30, 2003
          Class                                 2,046,667 shares
Common Stock, $.001 par value

                         RIVERBEND TELECOM, INC.
                               FORM 10-QSB
                              June 30, 2003

                                  INDEX
                                  -----


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets . . . . . . . . . . . . . . . . . . .3

          Condensed Statements of Operations - Three Months and
          Six Months Ended June 30, 2003 and 2002 and for the
          Period August 21, 2001 (inception) through June 30, 2003 . . .4

          Condensed Statements of Cash Flows - Six Months Ended
          June 30, 2003 and 2002 and for the Period August 21, 2001
          (inception) through June 30, 2003. . . . . . . . . . . . . . .5

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

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 1.
                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED BALANCE SHEETS
                        - - - - - - - - - - - - -
                                Unaudited




                                 ASSETS
                                 ------

                                                     JUNE 30,               DECEMBER
                                                       2003                 31, 2002
                                                     UNAUDITED              NOTE 1A
                                                     ---------            -----------
Current Assets
  Cash                                              $     34,809          $      4,722
  Accrued phone commission                                 3,294                 2,440
  Receivable - real estate commissions (Note 3)              831                   761
  Inventory - prepaid calling cards                           91                    58
                                                    ------------          ------------
          Total Current Assets                            39,025                 7,981

Receivable - real estate commissions (Note 3)             14,887                15,321
                                                    ------------          ------------

          Total Assets                              $     53,912          $     23,302
                                                    ============          ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
  Accounts payable                                  $     15,747          $     12,495
  Note payable (Note 5)                                    5,000                 5,000
                                                    ------------          ------------
          Total Current Liabilities                       20,747                17,495
                                                    ------------          ------------

Stockholders' Equity
  Common Stock; $.001 par value; 10,000,000 shares
    authorized; 2,046,667 issued (Note 6)                  2,047                 2,000
  Additional paid-in capital                              55,051                20,098
  Deficit accumulated during the development stage       (23,933)              (16,291)
                                                    ------------          ------------
          Total Stockholders' Equity                      33,165                 5,807
                                                    ------------          ------------

          Total Liabilities and Stockholders'
            Equity                                  $     53,912          $     23,302
                                                    ============          ============



        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF OPERATIONS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited


                                          THREE MONTHS                   SIX MONTHS           AUGUST 21, 2001
                                          ENDED JUNE 30,                ENDED JUNE 30,           (INCEPTION)
                                          --------------                --------------             THROUGH
                                       2003           2002           2003           2002        JUNE 30, 2003
                                       ----           ----           ----           ----        -------------
Revenues                            $     10,407   $     13,866   $     20,178   $     30,717   $     95,556

Cost of revenues                           5,212         11,323         10,929         25,326         70,356
                                    ------------   ------------   ------------   ------------   ------------

      Gross profit                         5,195          2,543          9,249          5,391         25,200

Operating expenses:
  General and
  administrative                           4,982         10,120         16,891         16,965         49,133
                                    ------------   ------------   ------------   ------------   ------------

     Net income (loss)              $        213   $     (7,577)  $     (7,642)  $    (11,574)  $    (23,933)
                                    ============   ============   ============   ============   ============


Weighted average number
  of shares outstanding                2,046,667      2,000,000      2,046,667      2,000,000
                                    ============   ============   ============   ============

Income (loss) per share
  basic and fully diluted           $      0.000   $     (0.004)  $     (0.004)  $     (0.006)
                                    ============   ============   ============   ============










        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited


                                                    SIX MONTHS ENDED JUNE 30,     AUGUST 21, 2001
                                                    -------------------------   (INCEPTION) THROUGH
                                                     2003             2002          JUNE 30, 2003
                                                     ----             ----         ------------
Cash Flows from Operating Activities
  Net loss                                       $     (7,642)    $    (11,574)    $    (23,933)
  Additional paid-in capital issued for
    stockholder payment of organization cost             -                -               5,000
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities
      Increase in accrued phone commissions              (854)          (4,514)          (3,294)
      Decrease in receivable - real
        estate commission                                 364              373            1,283
      Decrease (Increase) in inventory                    (33)            (124)               6
      Increase in accounts payable                      3,252           10,110           15,747
                                                 ------------     ------------     ------------

  Net Cash Used by Operating Activities                (4,913)          (5,729)          (5,191)
                                                 ------------     ------------     ------------

Net Cash Provided by Investing Activities                -                -                -
                                                 ------------     ------------     ------------

Cash Flows from Financing Activities
  Proceeds from sale of common stock                   35,000             -              35,000
  Loan from Shareholder                                  -                -               5,000
                                                 ------------     ------------     ------------

Net Cash Provided by Financing Activities              35,000             -              40,000
                                                 ------------     ------------     ------------

     Net Increase (Decrease) in Cash                   30,087           (5,729)          34,809

     Cash at Beginning of Period                        4,722            7,378             -
                                                 ------------     ------------     ------------

     Cash at End of Period                       $     34,809     $      1,649     $     34,809
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

                              June 30, 2003


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

                              June 30, 2003

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


2)   Summary of significant accounting policies
     ------------------------------------------

     a)   Major agency agreements
          -----------------------
          For the three months and six months ended June 30, 2003, the Company earned 81% or $8,473 and 85% or $17,245, respectively, of its revenue from commissions paid by Norcom, Inc., a reseller of telecommunication services. For the three months and six months ended June 30, 2002, the Company earned 92% or $12,729 and 92% or $28,263, respectively, of its revenue from commissions paid by Norcom, Inc. Under the terms of the non-transferable and non-exclusive agreement, Norcom, Inc. pays the Company commissions on all long distance revenues generated from customers provided to Norcom, Inc. by the Company. The agreement, which was executed in August 2001 and which can be terminated with 30 days notice, is for a period of two years. In August 2003, the agreement has been mutually extended on a month-to-month basis. The agreement will remain in effect until both parties agree to termination. A ninety (90) day notice of termination will be required.

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

                              June 30, 2003


2)   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     a)   Major Agency Agreements (continued)
          -----------------------------------
          For the three months and six months ended June 30, 2003, the Company incurred $5,212 and $10,929, respectively, in commission expense under these agreements. For the three months and six months ended June 30, 2002, the Company incurred $10,979 and $24,728, respectively, in commission expense under these agreements.

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

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 - - - - - - - - - - - - - - - - - - - -
                                Unaudited

                              June 30, 2003


3)   Receivable - real estate commissions (continued)
     ------------------------------------------------

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

4)   Income taxes
     ------------

     The Company has not recorded any income tax expense or benefit for the three months and six months ended June 30, 2003 and 2002 and for the period of August 21, 2001 (inception) through June 30, 2003. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because the Company has no history of earnings.

5)   Note Payable
     ------------

     Note Payable, dated August 15, 2002, to the majority stockholder in the amount of $5,000. The note bears interest at 5% per annum, is payable on demand and is unsecured. The note is in exchange for the majority stockholder paying certain expenses of the Company.

6)   Equity Transactions
     -------------------

     During the period October 21, 2002 through January 31, 2003, the Company offered 134,000 shares of its $.001 par value common stock at $.75 per share for a total offering price of $100,500. In January 2003, 46,667 of shares were sold for $35,000 with the net proceeds being used for working capital purposes.

7)   Commitments
     -----------

     As of June 30, 2003, Company activities have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for these facilities and there are no commitments for future use of the facilities.

8)   Related Party Transactions
     --------------------------

     During the quarter ending June 30, 2003, the Company received $1,176.71 from an assignment of commission income. This is an informal assignment of commission income from a related party.

Item 2.
                         RIVERBEND TELECOM, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-QSB for the quarter ended June 30, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

OVERVIEW

     Riverbend is currently a developmental stage company. Since inception, we have had no significant revenues from planned operations and have marketed telecommunication services for resellers and carriers of local and long distance telephone and internet services on a limited basis. In August 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only material marketing agreement Riverbend has entered into and accounted for approximately 81% or $8,473 and 85% or $17,245, of our revenue for the three and six months ended June 30, 2003, respectively. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend is also developing a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

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

PLAN OF OPERATION

     As described above, in August 2001, we entered into an agreement with Norcom, Inc. ("Norcom"), a Florida based reseller of telecommunication services. Pursuant to the agreement, we are entitled to market local, long distance and pre-paid calling card services on Norcom's behalf to commercial and residential customers on an agency basis. The agreement is non-exclusive and we are one of many companies with whom Norcom enters into marketing relationships. Norcom pays sales commissions to us on a monthly basis equal to ten percent (10%) of all revenues generated by those customers provided to Norcom through our marketing efforts. Norcom is responsible for all credit checks, bad debt, collection costs and billing costs. Our commissions are paid on billed revenues, with Norcom assuming the responsibility for bad debts. However, at Norcom's discretion, commissions paid to Riverbend on end-user accounts that are not collected will be deducted against future commission payments to Riverbend. Our agreement with Norcom is for an initial period of two years and can be terminated by either party upon thirty (30) days notice. In August 2003, the agreement was mutually extended by the parties on a month-to-month basis and will remain in effect until terminated upon ninety (90) days notice. For the three months and six months ended June 30, 2003, Riverbend earned 81% or $8,473 and 85% or $17,245, respectively, of its revenue from commissions paid by Norcom. For the three months and six months ended June 30, 2002, Riverbend earned 92% or $12,729 and 92% or $28,263, respectively, of its revenue from commissions paid by Norcom.

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

     In connection with our Norcom agreement, we entered into a verbal agreement with an individual sub-agent to provide customers on Riverbend's behalf to Norcom. We pay the sub-agent the commission revenue that we receive each month from Norcom, less $500, which we retain. In 2002, we entered into verbal agreements with four (4) additional sub-agents to provide customers, on our behalf, to Norcom. Pursuant to the verbal agreements with the sub-agents, a portion of the commissions that are received by us from Norcom are paid to the sub-agents. For the three months and six months ended June 30, 2003, we incurred $5,212 and $10,929, respectively, in commission expense under all of our sub-agent agreements. For the three months and six months ended June 30, 2002, we incurred $10,979 and $24,728, respectively under the sub-agent agreements.

     In addition, in connection with our formation, Leon Nowalsky, our president, treasurer, director and majority stockholder, assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas. Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof. In addition, Mr. Nowalsky assigned to Riverbend the rights to receive a commission on the sale of the property by the lessor to the lessee during the primary term of the lease. Detailed information concerning the real estate commissions is set forth in Note 3 to the financial statements included in this report. While such commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs. In addition, to facilitate cash flow, Riverbend received the assignment of certain commissions payable on the sale of telecommunications products, totaling $1,176.71 for the quarter ended June 30, 2003, from a related party.

     Other than the activity described in this report, we have engaged in very little business activity and have not hired any employees. During the period October 21, 2002 through January 31, 2003, we offered 134,000 shares of our common stock at $.75 per share for a total offering price of $100,500. In January 2003, 46,667 shares were sold to two investors for $35,000 with net proceeds being used for working capital purposes.
We estimate that Riverbend can satisfy its cash requirements, which we estimate to be approximately $25,000 for the next twelve (12) months, through commission revenue from current and future customer accounts.

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


ITEM 3.   CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of our principal executive officer and principal financial officer, as of June 30, 2003. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

Item 3 - Defaults Upon Senior Securities          NONE

Item 4 - Submission of Matters to a Vote of
      Security Holders                            NONE

Item 5 - Other Information                        NONE

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          None

______________________________

                               SIGNATURES
                               ----------


     Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RIVERBEND TELECOM, INC.



Date:  August 19, 2003             By: /s/  LEON NOWALSKY
                                      -----------------------------------
                                      Leon Nowalsky, President and
                                      Treasurer