Form 10QSB
period 2003-09-30
RIVERBEND TELECOM INC
filed 2003-11-19
CIK 1171357

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
 (Mark one)
[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

            For the quarterly period ended September 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to ____________

                   Commission File Number:  000-49745

                         RIVERBEND TELECOM, INC.
                         -----------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

               NEVADA                                   91-2150635
               ------                                   ----------
     (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                  Identification No.)

          826 BARRACKS STREET                         (504) 524-2433
      NEW ORLEANS, LOUISIANA 70116                    --------------
      ----------------------------              (Issuer's Telephone Number)
(Address of Principal Executive Offices)


_________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since
                              Last Report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                           Yes _____  No _____

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,046,667 shares as of November 17, 2003

     Transitional Small Business Disclosure Format (check one):

                           Yes        No   X
                               -----     -----

                         RIVERBEND TELECOM, INC.
                               FORM 10-QSB
                           September 30, 2003

                                  INDEX
                                  -----


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets . . . . . . . . . . . . . . . . . . .3

          Condensed Statements of Operations - Three Months and Nine Months Ended September 30, 2003 and 2002 and for the Period
          August 21, 2001 (inception) through September 30, 2003 . . . .4

          Condensed Statements of Cash Flows - Nine Months Ended
          September 30, 2003 and 2002 and for the Period August 21, 2001
          (inception) through September 30, 2003 . . . . . . . . . . . .5

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 15

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 1.
                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED BALANCE SHEETS
                        - - - - - - - - - - - - -
                                Unaudited



                                 ASSETS
                                 ------

                                                     SEPTEMBER              DECEMBER
                                                      30, 2003              31, 2002
                                                     UNAUDITED              NOTE 1A
                                                     ---------            -----------
Current Assets
  Cash                                              $     34,716          $      4,722
  Accrued phone commission                                 4,238                 2,440
  Receivable - real estate commissions (Note 3)              855                   761
  Inventory                                                   91                    58
                                                    ------------          ------------
          Total Current Assets                            39,900                 7,981

Receivable - real estate commissions (Note 3)             14,734                15,321
                                                    ------------          ------------

          Total Assets                              $     54,634          $     23,302
                                                    ============          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
  Accounts payable                                  $     14,913          $     12,495
  Note payable (Note 5)                                    5,000                 5,000
                                                    ------------          ------------
          Total Current Liabilities                       19,913                17,495
                                                    ------------          ------------

Stockholders' Equity
  Common Stock; $.001 par value; 10,000,000 shares
    authorized; 2,046,667 issued (Note 6)                  2,047                 2,000
  Additional paid-in capital                              55,051                20,098
  Deficit accumulated during the development stage       (22,377)              (16,291)
                                                    ------------          ------------
          Total Stockholders' Equity                      34,721                 5,807
                                                    ------------          ------------

          Total Liabilities and Stockholders'
            Equity                                  $     54,634          $     23,302
                                                    ============          ============

        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF OPERATIONS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited


                                           THREE MONTHS                  NINE MONTHS          AUGUST 21, 2001
                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,        (INCEPTION)
                                        -------------------           -------------------          THROUGH
                                       2003           2002           2003           2002        SEPTEMBER 30,
                                       ----           ----           ----           ----            2003
                                                                                                    ----
Revenues                            $     12,035   $     13,804   $     32,213   $     44,521   $    107,591

Cost of revenues                           5,117         11,438         16,046         36,764         75,473
                                    ------------   ------------   ------------   ------------   ------------

      Gross profit                         6,918          2,366         16,167          7,757         32,118

Operating expenses:
  General and
    administrative                         5,362          1,860         22,253         18,825         54,495
                                    ------------   ------------   ------------   ------------   ------------

      Net income (loss)             $      1,556   $        506   $     (6,086)  $    (11,068)  $    (22,377)
                                    ============   ============   ============   ============   ============


Weighted average number
  of shares outstanding                2,046,667      2,000,000      2,046,667      2,000,000
                                    ============   ============   ============   ============

Income (loss) per share
  basic and fully diluted           $      0.001   $       0.00   $     (0.003)  $     (0.005)
                                    ============   ============   ============   ============









        See accompanying Notes to Condensed Financial Statements.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - -
                                Unaudited

                                                      NINE MONTHS ENDED           AUGUST 21, 2001
                                                         SEPTEMBER 30,          (INCEPTION) THROUGH
                                                     2003             2002       SEPTEMBER 30, 2003
                                                     ----             ----       ------------------
Cash Flows from Operating Activities
  Net loss                                       $     (6,086)    $    (11,068)    $    (22,377)
  Additional paid-in capital issued for
    stockholder payment of organization cost             -                -               5,000
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
      activities
        Increase in accrued phone commissions          (1,798)          (4,196)          (4,238)
        Decrease in receivable - real
          estate commission                               493              536            1,412
        Decrease (Increase) in inventory                  (33)            (124)               6
        Increase in accounts payable                    2,418            9,610           14,913
                                                 ------------     ------------     ------------

      Net Cash Used by Operating Activities            (5,006)          (5,242)          (5,284)
                                                 ------------     ------------     ------------

Net Cash Provided by Investing Activities                -                -                -
                                                 ------------     ------------     ------------

Cash Flows from Financing Activities
  Proceeds from sale of common stock                   35,000             -              35,000
  Loan from Shareholder                                  -                -               5,000
                                                 ------------     ------------     ------------

Net Cash Provided by Financing Activities              35,000             -              40,000
                                                 ------------     ------------     ------------

      Net Increase (Decrease) in Cash                  29,994           (5,242)          34,716

      Cash at Beginning of Period                       4,722            7,378             -
                                                 ------------     ------------     ------------

      Cash at End of Period                      $     34,716     $      2,136     $     34,716
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

                           September 30, 2003


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

          The balance sheet at December 31, 2002 has been derived from audited financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the Unite States of America.

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

                           September 30, 2003

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

          The Company has focused its marketing efforts on residential and small to medium sized businesses located primarily in Louisiana and the surrounding region. As a method to acquire customer accounts, the Company is developing a network of independent sales agents.

2)   Summary of significant accounting policies
     ------------------------------------------

     a)   Major agency agreements
          -----------------------
          For the three months and nine months ended September 30, 2003, the Company earned 71% or $8,600 and 80% or $25,845, respectively, of its revenue from commissions paid by Norcom, Inc., a reseller of telecommunication services. For the three months and nine months ended September 30, 2002, the Company earned 91% or $12,584 and 92% or $40,847, respectively, of its revenue from commissions paid by Norcom, Inc. Under the terms of the non-transferable and non-exclusive agreement, Norcom, Inc. pays the Company commissions on all long distance revenues generated from customers provided to Norcom, Inc. by the Company. The agreement, which was renewed in August 2003 and which can be terminated with 30 days notice, is for a period of two years; however, a new agreement may be entered into at the expiration of the current agreement.

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

                           September 30, 2003


2)   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     a)   Major Agency Agreements (continued)
          -----------------------------------
          For the three months and nine months ended September 30, 2003, the Company incurred $5,117 and $16,046, respectively, in commission expense under these agreements. For the three months and nine months ended September 30, 2002, the Company incurred $11,438 and $36,764, respectively, in commission expense under these agreements.

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

                           September 30, 2003


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

     The Company recorded a receivable of $15,589 for the rights to receive lease commissions over the remaining primary term of the lease. The receivable earns interest at 17.6%.

4)   Income taxes
     ------------

     The Company has not recorded any income tax expense or benefit for the three months and nine months ended September 30, 2003 and 2002 and for the period of August 21, 2001 (inception) through September 30, 2003. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because the Company has no history of earnings.

5)   Note Payable
     ------------

     Note Payable, dated August 15, 2002, to the majority stockholder in the amount of $5,000. The note bears interest at 5% per annum, is payable on demand and is unsecured. The note is in exchange for the majority stockholder paying certain expenses of the Company.

6)   Private Placement of Common Stock
     ---------------------------------

     During the period October 21, 2002 through January 31, 2003, the Company offered 134,000 shares of its $.001 par value common stock at $.75 per share for a total offering price of $100,500. In January 2003, 46,667 of shares were sold for $35,000 with the net proceeds being used for working capital purposes.

7)   Commitments
     -----------

     As of September 30, 2003, Company activities have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for these facilities and there are no commitments for future use of the facilities.

                         RIVERBEND TELECOM, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      - - - - - - - - - - - - - - -
                                Unaudited

                           September 30, 2003


8)   Related Party Transactions
     --------------------------

     For the three months and nine months ended September 30, 2003, the Company received $2,921 and $4,097, respectively, from an informal assignment of commission income from a related party.

Item 2.
                         RIVERBEND TELECOM, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-QSB for the quarter ended September 30, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

OVERVIEW

     Riverbend is currently a developmental stage company. Since inception, we have had no significant revenues from planned operations and have marketed telecommunication services for resellers and carriers of local and long distance telephone and internet services on a limited basis. In August 2001, Riverbend entered into a marketing agreement with Norcom, Inc., a reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation. This is currently the only material marketing agreement Riverbend has entered into and accounted for approximately 71% or $8,600 and 80% or $25,845, of our revenue for the three and nine months ended September 30, 2003, respectively. In the next twelve months, we intend to enter into agreements with other resellers of telecommunication services. In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products. Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend's target market and product mix while improving profit margin. Riverbend is also developing a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

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

PLAN OF OPERATION

     As described above, in August 2001, we entered into an agreement with Norcom, Inc. ("Norcom"), a Florida based reseller of telecommunication services. Pursuant to the agreement, we are entitled to market local, long distance and pre-paid calling card services on Norcom's behalf to commercial and residential customers on an agency basis. The agreement is non-exclusive and we are one of many companies with whom Norcom enters into marketing relationships. Norcom pays sales commissions to us on a monthly basis equal to ten percent (10%) of all revenues generated by those customers provided to Norcom through our marketing efforts. Norcom is responsible for all credit checks, bad debt, collection costs and billing costs. Our commissions are paid on billed revenues, with Norcom assuming the responsibility for bad debts. However, at Norcom's discretion, commissions paid to Riverbend on end-user accounts that are not collected will be deducted against future commission payments to Riverbend. Our agreement with Norcom is for an initial period of two years and can be terminated by either party upon thirty (30) days notice. In August 2003, the agreement was mutually extended by the parties on a month-to-month basis and will remain in effect until terminated upon ninety (90) days notice. For the three months and nine months ended September 30, 2003, Riverbend earned 71% or $8,600 and 80% or $25,845 respectively, of its revenue from commissions paid by Norcom. For the three months and nine months ended September 30, 2002, Riverbend earned 91% or $12,584 and 92% or $40,847, respectively, of its revenue from commissions paid by Norcom.

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

     In connection with our Norcom agreement, we entered into a verbal agreement with an individual sub-agent to provide customers on Riverbend's behalf to Norcom. We pay the sub-agent the commission revenue that we receive each month from Norcom, less $500, which we retain. In 2002, we entered into verbal agreements with four (4) additional sub-agents to provide customers, on our behalf, to Norcom. Pursuant to the verbal agreements with the sub-agents, a portion of the commissions that are received by us from Norcom are paid to the sub-agents. For the three months and nine months ended September 30, 2003, we incurred $5,117 and $16,046, respectively, in commission expense under all of our sub-agent agreements. For the three months and nine months ended September 30, 2002, we incurred $11,438 and $36,764, respectively under the sub-agent agreements.

     In addition, in connection with our formation, Leon Nowalsky, our president, treasurer, director and majority stockholder, assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas. Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof. In addition, Mr. Nowalsky assigned to Riverbend the rights to receive a commission on the sale of the property by the lessor to the lessee during the primary term of the lease. Detailed information concerning the real estate commissions is set forth in Note 3 to the financial statements included in this report. While such commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs. In addition, to facilitate cash flow, Riverbend received the assignment of certain commissions payable on the sale of telecommunications products, totaling $2,921 for the three months ended September 30, 2003, from a related party.

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


ITEM 3.   CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of our principal executive officer and principal financial officer, as of September 30, 2003. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

          31.1 Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2003. However, a report on Form 8-K was filed on October 30, 2003 reporting under Item 4, Change in Registrant's Certifying Accountants.

______________________________

                               SIGNATURES
                               ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIVERBEND TELECOM, INC.



Date:  November 19, 2003           By: /s/  LEON NOWALSKY
                                      ----------------------------------
                                      Leon Nowalsky, President and
                                      Treasurer