Form 10KSB
period 2003-12-31
RIVERBEND TELECOM INC
filed 2004-04-14
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-49745

RIVERBEND TELECOM, INC.
(Exact Name of Registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2150635 (IRS Employer Identification No.)

826 Barracks Street New Orleans, Louisiana (Address of Principal Executive Offices)	70116 (Zip Code)

Registrant’s Telephone Number, including area code:   (504) 524-2433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Registrant’s revenues for its most recent fiscal year: $60,214

At April 7, 2004, 2,046,667 shares of common stock, $.001 par value, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $0.

Documents Incorporated by Reference:

None

Page 1 of 49 pages                                                                                                                       Exhibits are indexed on page 34.

TABLE OF CONTENTS

PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Item 6.       Management’s Discussion and Analysis or Plan of Operation

Item 7.       Financial Statements

Item 8.       Change In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.     Controls and Procedures

PART III

Item 9.       Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

Item 14.     Principal Accountant Fees and Services

PART I

            In this annual report on Form 10-KSB the terms “Riverbend Telecom,” “Company,” “we,” “us” and “our” refer to Riverbend Telecom, Inc. and we refer to our $.001 par value common stock as common stock.

            Except for historical information, the following description of our business may contain forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under the heading “Risk Factors.”

Item 1.            DESCRIPTION OF BUSINESS

Background

            Riverbend is a developmental stage Nevada corporation formed in August 2001.  Since inception, Riverbend has marketed telecommunication services for resellers and carriers of local and long distance telephone and prepaid calling card, data and internet services on a limited basis.

Business Strategy

            General Strategy

            Riverbend was organized to market telecommunication services for resellers and carriers of local and long distance telephone and prepaid calling card, data and internet services.  In August 2001, Riverbend entered into a non-exclusive marketing agreement with Norcom, Inc., a Florida based reseller of telecommunication services, to market local and long distance services on behalf of Norcom for commission based compensation.  In March 2002, Norcom was purchased by NUI Telecom, Inc. and, through a subsequent assignment agreement, Riverbend’s agreement with Norcom was converted into an agreement with Norcom Agency Services, Inc. (NAS), an entity whose shareholders had been shareholders of Norcom.   Under the agreement with NAS, which utilizes the network services of NUI Telecom, Inc., Riverbend continues to receive commission based compensation, including commission compensation from those customers originally solicited by Riverbend on behalf of Norcom.  This is currently the primary marketing agreement Riverbend has entered into and it accounted for approximately 84% of our revenues for the year ended December 31, 2003.  In the next twelve months, we may enter into agreements with carriers or other resellers of telecommunication services, however we have not had any significant discussions with any carriers or other resellers.  In our efforts to identify potential carriers and resellers with whom we may enter into future agreements, our management attends industry conferences at which carriers and resellers are present and offering their products.  Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and prepaid calling card, data and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend’s target market and product mix while improving profit margin.  Riverbend also intends to develop a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

            Acquisitions

            There are numerous small to mid-size long distance agent companies operating throughout the United States.  Although Riverbend presently has no understanding, arrangement or agreement to make any acquisitions, Riverbend believes that many existing agents are willing to be acquired due to the lack of sufficient revenue vis-à-vis their current operating expenses.  Riverbend believes that it has the ability to maximize the potential of these acquisitions through increased operating efficiency without significant increase in overhead by eliminating duplicate overhead and enhancing the use of agent tracking software.

Operations

            Since our inception, we have marketed retail telecommunication services offered by Norcom, and subsequent to its sale, NAS, to small and medium-sized businesses and residences primarily in the State of Louisiana and the surrounding regions.  Riverbend functions as an independent sales agent, offering the products and services of the reseller or carrier to our customers on a retail basis.  We currently offer local and long distance telephone services and prepaid calling cards, but may expand our offerings to include data and internet services in the near future.  By focusing our marketing efforts in a small geographic region, we strive to provide our customers with more personalized service and more frequent customer contact, which we hope will translate into increased customer satisfaction and greater customer longevity.  Furthermore, we intend that our concentrated customer base will satisfy voids in certain telecommunication resellers’ or carriers’ networks, making such resellers or carriers more likely to engage the services of Riverbend in their effort to diversify their customer base and expand their service offerings to underserved markets.

            We do not own or operate any telecommunication networks or provide any telecommunication services under our own private label.  We anticipate that under the majority of our arrangements with telecommunication resellers and carriers, we will receive a commission based on the usage generated by each customer whom we are responsible for providing to the reseller or carrier.  Riverbend will not be responsible for transporting, billing or collecting for the usage associated with each customer.  Rather, we will target and solicit customers on behalf of the reseller or carrier and provide the customer information to the reseller or carrier.  Each individual reseller or carrier will then be responsible for transporting the minutes of usage and billing and collecting for such usage.  We intend that under the majority of our contracts with telecommunication resellers and carriers, the reseller or carrier will be contractually obligated to pay commissions to us on a monthly basis for as long as each customer remains on the resellers’ or carriers’ service, or in certain instances, for as long as the customers solicited by us maintain a specified volume or revenue with the specific reseller or carrier.

            Riverbend’s management has a cumulative twenty years of experience in the telecommunications industry and we intend to leverage this experience in an effort to identify and negotiate marketing agreements with resellers and carriers that are favorable to us in terms of commission payments and equity participation rights.  We believe that our management has developed past relationships with the management personnel at many of the telecommunication resellers and carriers with whom we will seek to enter into agreements and that such relationships will provide us with a competitive advantage over our competitors.  We believe that the quality and experience of our current management team are critical factors in the implementation of our growth strategy and our ability to attract additional management personnel as we expand.

Industry Background

            According to Federal Communication Commission (FCC) reports, the market for telecommunications services has grown rapidly in the United States.  The overall telecommunications market presently consists of $366 billion dollars in revenues divided amongst the following markets:

•	$121 billion local service market;
•	$108 billion long distance market;
•	$50 billion equipment market;
•	$62 billion wireless/paging market;
•	$15 billion information services; and
•	$10 billion cable TV market.

            Allegedly to combat “slamming,” the unauthorized conversion of a customer’s preselected telecommunication carrier, many local exchange carriers have initiated “PIC freeze” programs that, once selected by the customer, require a customer seeking to change long distance or local carriers to contact the local carrier directly instead of having the new carrier contact the local carrier on the customer’s behalf.  Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby may make it difficult for customers to switch to telecommunications services marketed by Riverbend.  Such activities could have an adverse effect on Riverbend.

            The entry of the Bell operating companies into the long distance market may further heighten competition.  Under the Telecommunications Act of 1996, the Bell operating companies were authorized to provide long distance service that originates outside their traditional service areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions.  Bell operating company entry into the long distance market means new competition from well-capitalized, well-known companies that have the capacity to “bundle” other services, such as local and wireless telephone services, internet access and cable television, with long distance telephone services.  While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the Bell operating companies, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on us.  Because of the Bell operating companies’ name recognition in their existing markets, the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the Bell operating companies, it may be more difficult for other providers of long distance and local telecommunication services to compete.

Market Opportunity

            Our strategy is to focus on selected markets where limited competition exists, and where there is a significant concentration of potential high volume telecommunication customers.  We currently target small and medium-sized businesses and residences in and around the State of Louisiana.  We believe that in recent years the major interexchange companies have focused their efforts on larger markets, leaving our target markets with limited service alternatives.  As a result, we believe there is a market demand for alternative service providers as businesses and residential customers seek competitive pricing, flexible and responsible local service, greater reliability and security.  We believe that we have positioned ourself to effectively market the telecommunication services of various resellers and carriers to customers in these target markets.

            Furthermore, we believe that a local focus provides a competitive advantage in customer acquisition and retention.  It is our goal to establish high customer visibility within each of our markets through a network of independent sub-agents who will provide direct and personal customer contact and service (See “Independent Sub-Agents”).  As described above, our current market consists of small and medium-sized businesses and residential customers, primarily in the State of Louisiana.  Our target business customers average between $300.00 and $500.00 in telecommunication service per month.  Our target residential customers average between $30.00 and $50.00 in telecommunication service per month.  While our customers are currently located primarily in Louisiana, we anticipate that through a growing network of independent sub-agents, we will be able to expand our market to include small and medium-sized businesses and residences throughout the United States.

Major Contract

            In August 2001, we entered into a non-exclusive marketing agreement with Norcom, a Florida based reseller of telecommunication services.  Pursuant to the agreement, we were entitled to market long distance telephone services on Norcom’s behalf to commercial and residential customers on an agency basis. As described above under the “General Strategy,” in March 2002, Norcom was purchased by NUI Telecom, Inc. and, through a subsequent assignment agreement, Riverbend’s agreement with Norcom was converted into a non-exclusive agreement with NAS, an entity whose shareholders had been shareholders of Norcom.  Riverbend is one of many companies with whom NAS enters into marketing relationships.  Under the agreement with NAS, which utilizes the network services of NUI Telecom, Riverbend is paid monthly sales commissions based on percentages of revenues generated by those customers provided to NAS, and previously provided to Norcom, through Riverbend’s marketing efforts.  The sales commission percentages vary and depend on the prices of the telecommunication services provided by NAS.  Additionally, the NAS agreement provides that Riverbend shall receive a one-time bonus commission based upon a multiple of 2 times the September 2003 usage revenue of customers that Riverbend solicited on behalf of NAS.  As of December 31, 2003, Riverbend had recorded $17,217 in bonus commission revenue.

            NAS is responsible for all credit checks, bad debt, collection costs and billing costs.  Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to NAS.  Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of NAS, be subject to deduction against future commission payments.  Our agreement with NAS is through August 2005, although it can be terminated by NAS upon thirty (30) days notice.  If the agreement is terminated by NAS for reasons other than a material breech by Riverbend, we would be entitled to residual commissions that survive the termination of the agreement provided that the monthly commissionable revenue level, which consists of revenues billed by NUI Telecom to customers solicited by Riverbend on behalf of NAS, remains greater than $500.

            Pursuant to our agreement with NAS, we may engage sub-agents to solicit customers for NAS on our behalf.  We may pay sub-agents a commission based upon a portion of the commission revenue we receive each month from NAS.  Commissions paid to individual sub-agents may vary depending upon the amount of work Riverbend is required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent is able to provide to Riverbend.  Currently Riverbend has engaged five sub-agents to solicit customers for NAS on our behalf.

            In an effort to enter contractual relationships with carriers and resellers of telecommunication services,management of Riverbend attends various industry conferences and meetings at which carriers and resellers are present and offering their products.  At such functions, we meet with various carriers and resellers and determine who currently has the best and most favorable telecommunication offerings in a specific geographic region.  Once we identify a specific carrier or reseller, we hope to proceed with negotiating a marketing relationship and contract, which will provide us with commission based compensation for marketing the telecommunication services provided by the carrier or reseller.

            As described above, for the year ended December 31, 2003, we received 88% of our commission revenues and 84% of our overall revenues from one telecommunication reseller, NAS.  For the year ended December 31, 2003, we received $50,434 in commission revenue, including $17,217 in bonus commission revenue, from NAS.  Of this amount, we incurred commission expenses in the amount of $31,454, including $10,961 in commission expense payable to one sub-agent and attributable to the $17,217 bonus commission described above.  In the future, we will attempt to enter into sub-agent relationships that provide for a more favorable commission structure to Riverbend.  Additionally, we will seek to enter into additional agreements with other resellers and/or carriers, to market their services as well.

Products and Services

            We intend to market a variety of telecommunication products on behalf of resellers or carriers.  With respect to NAS, we currently offer long distance telephone services.  We also offer prepaid calling cards and are capable of offering various data and internet services to our customers, but have chosen to initially concentrate the majority of our efforts on marketing long distance services.  We target customers with long distance phone bills ranging between $20.00 and $700.00 per month, although we have several large customers with bills over $1,000.00 per month.  We believe that the products we currently offer provide for favorable rates and services to our customers and will allow us to remain competitive within the industry.  Furthermore, we believe that our targeted customer base, consisting of small and medium-sized businesses and residential customers, is a market traditionally underserved by most telecommunication carriers and resellers.  We believe that these types of customers are more likely to be receptive to the personal attention and service offered by us.

Independent Sub-Agents

            We currently engage five sub-agents to market the services that we offer on behalf of various resellers and carriers.  It is our intent that our sub-agents will have pre-existing relationships with our customers, who may be friends, family members or business associates.  We anticipate that such sub-agents will interact with our customers socially or otherwise and that such interaction will help promote a relationship that will maintain customer loyalty to the sub-agent and to Riverbend.  It is our goal that each sub-agent will have a defined territory, with a defined customer list comprised of prospective customers.  Sub-agents evaluate which products and services should be offered to the customer and illustrate to the customer the potential savings that the customer may realize.  Sub-agents are compensated on a commission basis calculated based on a percentage of the commissions we receive from the reseller or carrier pursuant to our marketing agreements.  Commissions paid to individual sub-agents may vary depending upon the amount of work we are required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent provides to Riverbend.  We currently have verbal agreements with four (4) sub-agents to solicit customers on our behalf. In addition, we have a written agreement with one additional sub-agent that provides for the sub-agent to receive 85% of the monthly and one-time bonus commission revenue that Riverbend earns from NAS that is attributable to customers solicited by the sub-agent.

            The market for sub-agents is competitive.  However, we believe that we willcontinue to be able to attract and retain qualified sub-agents by offering them the opportunity to:

•	participate in our stock option plan;
•	work with an experienced and proven management team in building a developing, entrepreneurial company;
•	participate in an attractive, results-oriented compensation package; and
•	market competitive products and services.

Customers

            We identify potential customers through personal and business relationships, referrals and direct solicitation.  Any individual or business who has a need for telecommunication services is a potential customer and we believe can benefit from our competitive service offerings.  Once a customer has consented to using a service offered by us, we require the customer to complete an application for service which sets forth the customer’s specific information and identifies the rates and terms of service that are being offered to the customer.  We then send a service order to the telecommunication reseller or carrier whose service we have marketed to the customer.  The reseller or carrier is then responsible for providing the service, billing for the service, collecting payments and for all customer service functions.  It is anticipated that when a customer has a problem with the contracted service, the customer will contact the reseller or carrier directly.  However, because we believe that customer service has become a critical element in attracting and retaining customers in the telecommunication industry, we will seek to differentiate and market ourselves through our commitment to helping our customers receive customer service from their designated reseller or carrier.  To achieve this goal, our independent sub-agents will attempt to help our customers obtain the desired level of customer service through the reseller or carrier who provides their telecommunication service.

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

            Management recognizes that the telecommunications industry is comprised of hundreds of telecommunications carriers.  However, we believe that many of these carriers do not have the financial resources available to hire and train an in-house sales force.  Instead, many such companies rely either wholly or partially on independent sales agents, such as Riverbend, to market the carrier’s products and services.  We believe that many carriers compete for the services of independent sales agents and that such competition will ultimately result in increased commissions payable to companies such as Riverbend.  Furthermore, we hope that such competition among carriers will result in additional benefits to independent sales agents, such as cash bonuses and equity participation rights.

            Our primary competitors are other independent sales agents, such as Spring Valley Marketing and Amercom; resellers of telecommunication services, such as Enhanced Communications Group and American Phone Services; and the in-house sales staffs of major telecommunications carriers, such as MCI and Sprint.  The majority of in-house sales staffs of major carriers are better financed than Riverbend and are often able to offer telecommunication services at a lower rate.  Furthermore, we are aware of blocks of potential customers who have created buying consortiums, which, if successful, may present a source of direct competition.

Telecommunications Industry Regulation

General

            While Riverbend’s marketing of telecommunication services is not subject to governmental regulation, the resellers and carriers with whom Riverbend contracts are subject to the various governmental regulations affecting the industry.  The FCC regulates interstate and international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state.

            The FCC and some states have rules that prohibit switching a customer from one carrier to another without the customer’s express consent and specify how that consent must be obtained and verified.  Most states also have consumer protection laws that further define the framework within which our marketing activities must be conducted.  While directed at curbing abusive marketing practices, unless these rules are carefully designed and enforced, they can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as Riverbend.

Federal Regulation

            Riverbend’s marketing efforts may be carried out through a variety of direct marketing programs, including inbound and outbound telemarketing, direct mail and agent sales.  Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about “slamming” (the unauthorized conversion of a customer’s pre-selected telecommunication carrier) and “cramming” (the unauthorized provision of additional telecommunication services).  The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements of the verification of orders for telecommunication services and establishing additional financial penalties for slamming.  In addition, many states have been active in restricting marketing through new legislation and regulation such as “Do Not Call” lists, as well as through enhanced enforcement activities.  The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of Riverbend’s marketing efforts and subject us to enforcement action which may have an adverse effect on Riverbend.

            Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication companies such as Riverbend.  For example, the FCC rules that restrict the use of “customer proprietary network information” (information that a carrier obtains about its customers through their use of the carrier’s services) may make it more difficult for us to market additional telecommunication services to our existing customers.

            As a marketer of telecommunication services, Riverbend is not subject to the reporting requirements of the FCC or the state agencies, but the resellers and carriers with whom we contract and intend to contract may be subject to such regulations.  The FCC imposes reporting, accounting, record-keeping and other regulatory obligations on resellers and carriers.   Resellers and carriers must offer interstate service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory.  Resellers and carriers must file tariffs listing the rates, terms and conditions of the resellers’ or carriers’ service.  Although a resellers’ or carriers’ FCC tariffs, and the rates and charges they specify, are subject to review, they are presumed to be lawful and have never been formally contested by customers or other consumers. A reseller or carrier may be subject to forfeitures and other penalties if it violates the FCC’s rules.

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

            The Telecommunications Act also set up a framework by which Bell operating companies could begin providing long distance services to their customers in areas where they provide local telecommunication services.  These actions are likely to increase competition within the affected states.

State Regulation

            The vast majority of the states require resellers and carriers to apply for certification to provide local and interstate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service.  The majority of states also require resellers and carriers to file and maintain detailed tariffs listing their rates for intrastate service.  Many states also impose various reporting requirements and/or require approval for transfers of control of certified carriers; corporate reorganizations; acquisitions of telecommunication operations; assignments of carrier assets, including subscriber bases; carrier stock offerings and incurrence by carriers of significant debt obligations.  Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities.  Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.  State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like.

Employees

            We currently have two employees, Leon Nowalsky and Dr. Roy Greenberg, Riverbend’s executive officers and directors.  Messrs. Nowalsky and Greenberg devote approximately 20% of their time to the business of Riverbend, but are available to devote additional time to our operations if such time is required.  We may hire additional employees in the future.  Messrs. Nowalsky and Greenberg oversee the operations and have agreed to refrain from taking any salary until Riverbend commences generating sufficient cash flow to handle our anticipated expansion plans.  A majority of our selling activities are conducted through a developing network of independent sub-agents who are not employees of Riverbend.  Such agents are paid on a commission basis.   As of April 7, 2004, we had verbal agreements with four (4) sub-agents and a written agreement with one (1) sub-agent to act on Riverbend’s behalf.

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

            We began marketing telecommunications services in August 2001.  Substantially all of our revenue to date has been derived from our marketing of the services offered by NAS/Norcom.  There is limited historical financial information upon which to evaluate how we may perform in the future.  We cannot be sure that we will be able to compete successfully in the telecommunications business.  As a young company, we face numerous risks and uncertainties, including those that relate to our ability to:

•	establish and increase our customer base;
•	compete favorably in a highly competitive market;
•	expand our service offerings;
•	attract, motivate and retain qualified sub-agents;
•	access sufficient capital markets to support our growth;
•	build an infrastructure to effectively handle our growth; and
•	upgrade and enhance our technologies.

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

            Our business is based on an untested business plan.  Our failure to complete our development and to market our services and products successfully could significantly affect our ability to succeed.  If we cannot achieve profitability from our operating activities, we may not be able to meet our:

•	capital expenditure requirements;
•	debt service obligations; or
•	working capital needs.

            Our profitability will depend primarily upon our ability to earn commissions from the marketing of telecommunications services offered by resellers and carriers.

Our future growth may require significant capital and if we do not obtain needed financing, our ability to implement our business strategy could be impaired.

            Implementation of our business plan may require additional amounts of capital.  We cannot be certain that additional financing will be available to us on acceptable terms when required or at all.  If we do not obtain needed financing, our ability to implement our business strategy could be impaired.

Future growth may be difficult to manage.

            Our strategy includes acting as a marketer for other resellers of local and long distance telephone services.  We hope to experience future growth beyond the developmental stage, which may place additional demands upon our current management and other resources and may require additional working capital, information systems, and management, operational, and other financial resources.  The growth of Riverbend will depend on various factors, including, among others:

•	the ability of management to implement our strategy;
•	competition;
•	the ability of the resellers with whom we contract to handle our growth in the amount of services we sell; and
•	the ability to implement reliable finance and management systems and controls.

            Not all of the foregoing factors are within our control.  Riverbend’s ability to manage growth successfully will require Riverbend to continually enhance its operational, management, financial, and information systems and controls.  We may not be able to manage or fund our growth, we may miss profitable opportunities and/or inefficiently allocate our resources which will effect our business, operating results, and financial condition.

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

We currently are dependent on our relationship with NAS to provide us with telecommunication services to market.

            In March 2002, through an assignment agreement, Riverbend entered into an agreement with NAS to provide NAS with marketing services.  NAS is a reseller of telecommunications service, and accordingly we are dependent on NAS’ relationships with telecommunication carriers to provide us with services to market.  At this time, we do not have agreements with any other resellers.  Our marketing agreement with NAS is through August 2005 and may be terminated by NAS on thirty (30) days notice.  We cannot assure you that NAS will not terminate the agreement or that we will be able to enter into agreements with any other resellers.  Furthermore, if NAS experiences financial difficulties, such difficulties may result in delays in our receipt of commissions due under our contract.  As described above, NAS could terminate our contract and cease all commission payments.  If this were to occur, it would have a materially adverse effect on our business, financial condition and results of operation.

Our continued success will be dependent on our ability to retain and attract experienced and knowledgeable personnel.

            Riverbend believes that its continued success will depend to a significant extent upon the abilities and efforts of its current management.  Riverbend does not have employment agreements and does not maintain key man life insurance on either of its current management.  The loss of the services of either of our current management, particularly Mr. Nowalsky, our President and Treasurer, would hinder our ability to conduct our operations.

            Additionally, Riverbend may hire additional management with experience in our industry.  If we choose to hire additional management, we believe our success will depend, in part, upon our ability to find, hire and retain such additional management personnel.  The inability to find, hire and retain such personnel could affect our ability to effectively compete, adjust and predict changes in our industry.

We believe that our long-term success will depend on our ability to offer additional services.

            Riverbend currently offers long distance telephone services and prepaid calling cards to its customers.  However, our strategy includes offering additional telecommunication services in the future, such as data and internet services.  The ability of Riverbend to offer these additional services will be limited by our ability to enter into agreements with resellers of such services.  Because we are currently only a marketer for NAS’ services, until we establish relationships with other resellers, we are limited by NAS’ ability or desire to offer additional services.  Additionally, the entry into new markets entails risks associated with the state of development of the market, intense competition from companies that may have greater financial resources and experience than Riverbend, and increased selling and marketing expenses.  There can be no assurance that we will be able to offer these services or that any services that we are able to offer will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations.

We are dependent on third parties for our operations.

            We are dependent upon third parties to:

•	provide long distance telephone service to our customers;
•	perform customer service functions; and
•	collect billing information and bill customers.

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

We use independent sub-agents to recruit our customers, and such sub-agents are less likely than traditional employees to remain with our company.

            Riverbend uses independent sub-agents and its relationship with other resellers to sell its services.  We believe that significant turnover among independent sub-agents from year to year is typical of direct selling.  Activities of the sub-agents in obtaining new customers are particularly impacted by changes in the level of sub-agent motivation, which in turn can be positively or negatively affected by general economic conditions, modifications in the commission and training fees and in our marketing plan, and a number of intangible factors.  Our ability to attract sub-agents could be negatively affected by adverse publicity relating to Riverbend, its services or its operations.  Because of the number of factors that impact recruiting of sub-agents, we cannot predict when or to what extent such increases or decreases in the level of our sub-agent retention will occur.  In addition, the number of sub-agents as a percentage of the population may reach levels that become difficult to exceed due to the finite number of persons inclined to pursue an independent direct selling business opportunity.

Because our sales force is made up of independent sub-agents, we have less control over the actions of our sales force.

            Because our sub-agents are classified as independent contractors, and not as employees of Riverbend, we are unable to provide them with the same level of direction and oversight as an employee.  While we expect to implement policies and rules governing the conduct of our sub-agents and intend to periodically review the sales tactics of our sub-agents, it will be difficult to enforce such policies and rules.  Violations of these policies and rules may reflect negatively on Riverbend.  Long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching of subscribers’ long distance carriers (also known in the industry as “slamming”).

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

            Our directors and officers, in the aggregate, beneficially own 97.7% of our outstanding common stock.  These stockholders are able to significantly influence all matters requiring approval by our stockholders, including:

•	the election of directors;
•	exercise of control over our business and policies; and

•	the approval of mergers or other business combination transactions.

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

            The United States telecommunication industry is highly competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants.  We expect to compete for customers with a number of well-established providers, as well as many other providers with less significant market share.  Many of our competitors:

•	are significantly larger than us;
•	have substantially greater financial, technical and marketing resources;
•	offer a broader portfolio of services than we do;
•	have long-standing relationships with many of our target customers; and
•	have greater name recognition and brand loyalty.

            In this competitive environment, our competitors may reduce rates or offer incentives to our existing and potential customers.  For example, several domestic long distance carriers have introduced pricing strategies, which provide for fixed, low rates for calls.  We believe that to maintain our competitive position, we must be able to reduce our prices to meet reductions in rates by others, and cannot predict to what extent we may need to reduce our prices or whether we will be able to sustain future pricing levels if any of our competitors introduce competing services at lower prices.  As a result, we cannot predict whether demand for any services we offer will exist at prices that enable us to continue to attract and retain customers or achieve profitability or positive cash flow.

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

PART II

Item 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            Our common stock is not publicly traded.  As of April 7, 2004, no shares of common stock were subject to outstanding options.

Holders

            As of April 7, 2004, we had approximately 4 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

            The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of December 31, 2003.  The 2001 Stock Option Plan is our only equity compensation plan and it was approved by stockholders, however, no options have been granted pursuant to the Plan.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	2,000,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	2,000,000

Recent Sales of Unregistered Securities

            During the first quarter of 2003, pursuant to a private offering, we sold a total of 46,667 shares of our common stock to two accredited investors, as defined by Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).  The shares were sold for $0.75 per share.  The issuance of common stock was pursuant to the exemption from registration provided by Section 4(2) of the Act and Regulation D and Rule 506 promulgated thereunder, and related state private offering exemptions.  The investors took their shares for investment purposes without a view to distribution and had access to information concerning Riverbend.  The certificates bear restricted legends prohibiting sale or transfer unless registered pursuant to the Act and blue sky laws or an exemption therefrom is available.

Item 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes indexed in Item 7 of this Form 10-KSB and attached to this report.

Cautionary Statement Regarding Forward Looking Information

            This Form 10-KSB for the year ended December 31, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to generate revenues and achieve market acceptance;
•	Our ability to keep pace with rapid technological change;
•	Our ability to enter into agreements with service providers and sub-agents;
•	Our ability to market the services we offer; and
•	Our ability to compete in the telecommunications industry.

            In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to Riverbend, our business or our management, are intended to identify forward-looking statements.

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

Executive Summary

            Riverbend is currently a developmental stage company.  Since inception, we have had no significant revenues from planned operations and have marketed on a limited basis telecommunication services for one primary reseller of long distance telephone services.  In August 2001, Riverbend entered into a non-exclusive marketing agreement with Norcom, Inc., a Florida based reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation.  In March 2002, Norcom was purchased by NUI Telecom, Inc. and, through an assignment agreement, our agreement with Norcom was converted into a non-exclusive agreement with Norcom Agency Services, Inc. (NAS), an entity whose shareholders had been shareholders of Norcom.  Riverbend is one of many companies with whom NAS enters into marketing relationships.  Under the agreement with NAS, which utilizes the network services of NUI Telecom, Inc., Riverbend is paid sales commissions on a monthly basis equal to 10% of all revenues generated by those customers provided to NAS, and previously provided to Norcom, through Riverbend’s marketing efforts.  Additionally, the NAS agreement provides that Riverbend shall receive a one-time bonus commission based upon a multiple of two times the September 2003 usage revenue of customers that we solicited on behalf of NAS.  As of December 31, 2003, we recorded $17,217 in bonus commission revenue.

            NAS is responsible for all credit checks, bad debt, collection costs and billing costs.  Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to NAS. Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of NAS, be subject to deduction against future commission payments.  Our agreement with NAS is through August 2005 although it can be terminated by NAS upon thirty (30) days notice.  If the agreement is terminated by NAS for reasons other than a material breach by Riverbend, we are entitled to residual commissions that survive the termination of the agreement provided that the monthly commissionable revenue level, which consists of revenues billed by NUI Telecom, Inc. to customers solicited by Riverbend on behalf of NAS, remains greater than $500.

            The NAS agreement is currently the primary marketing agreement Riverbend has entered into and accounted for approximately 84% of our revenues for the year ended December 31, 2003.  In the next twelve months, we may enter into agreements with other resellers of telecommunication services, however we have not had any significant discussions with any other resellers.  In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products.  Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and prepaid calling card, data and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend’s target market and product mix while improving profit margin.  Riverbend is also developing a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

            As an independent sales agent, we are not responsible for transporting, billing and collecting for the usage associated with each customer.  We provide the customer specific information to the carrier or reseller who then handles all of these functions.  We intend that under the majority of our contracts, the carrier or reseller will be contractually obligated to pay Riverbend commissions on a monthly basis for as long as each customer remains on the carrier’s or reseller’s service or in some instances, for as long as the customers solicited by Riverbend maintain a specified volume or revenue.

            Pursuant to our agreement with NAS, we engage sub-agents to solicit customers for NAS on our behalf.  Such sub-agents are paid a commission based upon a portion of the commission revenue we receive each month from NAS.  Commissions paid to individual sub-agents vary depending upon the amount of work Riverbend is required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent is able to provide to Riverbend.

            In August 2001, we entered into a verbal agreement with an individual sub-agent to provide customers on Riverbend’s behalf to Norcom, and subsequently NAS.  We pay the sub-agent the commission revenue that we receive each month from NAS that is attributable to customers the sub-agent has provided, less $500, which we retain.  In 2002, we entered into verbal agreements with an additional three (3) sub-agents to provide customers, on our behalf, to NAS.  Pursuant to the verbal agreements with these sub-agents, a portion of the commissions that are received by us from NAS attributable to customers they have provided are paid to the sub-agents.  In addition, we entered into a written sub-agent agreement in April 2002 to provide customers on Riverbend’s behalf to NAS.  We pay the sub-agent the commission revenue that we receive each month from NAS attributable to customers the sub-agent has provided, less fifteen percent (15%), which we retain.  Also, pursuant to the agreement, the sub-agent is entitled to a portion of the $17,217 bonus commission received from NAS.  Accordingly, we have recorded $10,961 in commission expense related to this bonus commission.  For the years ended December 31, 2003 and December 31, 2002, we incurred a total of $31,454, including $10,961 in bonus commission expense, and $42,034, respectively, in commission expense under all of our sub-agent agreements.

            In addition, in connection with our formation, Leon Nowalsky, our president, treasurer, director and majority stockholder, assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  In addition, Mr. Nowalsky assigned to Riverbend the rights to receive a commission on the sale of the property by the lessor to the lessee during the primary term of the lease.  Detailed information concerning the real estate commissions is set forth in Note 2 to the financial statements included in this report.  While such commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.  In addition, to facilitate cash flow, we received the assignment of certain commissions payable on the sale of telecommunications products, totaling $6,600 for the year ended December 31, 2003 from a related party.

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

            As disclosed in our financial statements, subsequent to December 31, 2003, we entered into a non-binding term sheet providing for the acquisition of United Check Services, LLC, a Louisiana limited liability company (“United”) through the issuance of 8,400,000 shares of our restricted common stock.  If this transaction is completed, the former members of United will own the majority of our outstanding shares.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position over the past two fiscal years.  This section should be read in conjunction with the financial statements and related notes included in this Form 10-KSB.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues

            Riverbend’s revenue for the year ended December 31, 2003 was $60,214 as compared to $56,169 for the year ended December 31, 2002.  The $4,045 or 7.2% increase is mainly attributable to a one-time bonus commission based on a multiple of two times the September 2003 usage revenue of customers that Riverbend solicited on behalf of NAS.  Exclusive of the $17,217 one-time bonus commission, 2003 revenues of $42,997 were $13,172 or 23.5% lower than 2002 revenues.  The decrease in revenues, exclusive of the one-time bonus commission, is attributable to NUI Telecom, Inc., the company that purchased Norcom in March 2002, deciding that commissions should not be paid to Riverbend on house accounts and toll free numbers of Norcom.  Therefore, in 2003, Riverbend no longer received commissions on long distance calls made by Norcom employees and on the toll free calls made by Norcom customers.

The following table presents the composition of revenue in 2003 and 2002:

Revenue:	2003 Dollars	Percentage	2002 Dollars	Percentage	Variance Dollars
Commissions – NAS/Norcom (Recurring)	$33,217	55.2%	$50,725	90.3%	($17,508)
Commissions – NAS/Norcom (One-Time Bonus)	17,217	28.6%	-	-	17,217
Commissions – Related Party	6,600	11.0%	675	1.2%	5,925
Commissions – Real Estate	2,771	4.6%	3,063	5.5%	(292)
Sale of Prepaid Calling Cards	259.4%		1,609	2.9%	(1,350)
Other	150.2%		97.1%		53

Total Revenue	$60,214	100.0%	$56,169	100.0%	$4,045

Cost of Revenue and Gross Profit

            Riverbend’s cost of revenue for the year ended December 31, 2003 was $31,454 as compared to $43,216 for the year ended December 31, 2002.  Included in 2003 cost of revenue is $10,961 in one-time bonus commission expense due to a sub-agent of Riverbend.  Exclusive of this one-time bonus commission, 2003 cost of revenue was $20,493, which is $22,723 or 52.6% lower than 2002 cost of revenue of $43,216.

            The significant decrease in cost of revenue, exclusive of the one-time bonus commission, is attributable to a reduction in commission revenue as described above.  Because Riverbend was earning less commission revenue, it was incurring less commission expense.

            The following table presents the composition of cost of revenue in 2003 and 2002:

Cost of Revenue:	2003 Dollars	Percentage	2002 Dollars	Percentage	Variance Dollars
Commissions – NAS/Norcom (Recurring)	$20,493	65.2%	$42,034	97.3%	$21,541
Commissions – NAS/Norcom (One-Time Bonus)	10,961	34.8%	-	-	(10,961)
Cost of Prepaid Calling Cards	-	-	1,182	2.7%	1,182

Total Cost of Revenue	$31,454	100.0%	$43,216	100.0%	$11,762

            Riverbend’s gross profit for the year ended December 31, 2003 was $28,760 or 47.8% as compared to $12,953 or 23.1% for the year ending December 31, 2002.  The $15,807 or 24.7 percentage point increase in gross profit is attributable to several factors.  First, in 2003, the gross profit on the one-time commission bonus was $6,256.  Second, the 2003 gross profit on the related party commissions was $5,925 higher than in 2002.  Third, four of Riverbend’s five sub-agents generated more commission revenues in 2003 than in 2002 and as a result more gross profit for Riverbend.  Fourth, the fifth sub-agent was responsible for generating the commission revenue earned by Riverbend on the Norcom house phones and toll free numbers described above.  Riverbend’s agreement with the sub-agent specifies that Riverbend would pay the sub-agent the commission revenue generated from the individual’s sales and received by Riverbend from NAS/Norcom, less $500, which Riverbend retains.  Therefore, despite the reduced commission revenues attributable to this sub-agent, Riverbend still achieved a gross profit from this particular sub-agent of $500 per month or $6,000 per year, as it did in 2002.  Thus, the significant reduction in recurring commission revenues in 2003 did not have an adverse effect on Riverbend’s gross profit.

General and Administrative

            Riverbend’s general and administrative expenses for the year ended December 31, 2003 was $27,407 as compared to $23,514 for the year ended December 31, 2002.  The $3,893 or 16.6% increase is mainly attributable to increased accounting and auditing fees as a result of the Riverbend’s independent CPAs reviewing quarterly financial statements in three Form 10-QSBs filed in 2003 compared to two in 2002 and auditing a full year of operations for 2002 and a short year of operations in 2001.  Because Riverbend is in the developmental stage, the majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC.

Provision for income taxes

            Riverbend has a $1,311 net operating loss carryforward that expires in 2022.  However, we have no provision for a deferred tax asset since the realization of the asset is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available.  Because of the uncertain nature of the deferred tax asset’s ultimate realization, a valuation allowance equal to the deferred tax asset balance has been recorded.

Liquidity and Capital Resources

            At December 31, 2003, Riverbend had $36,080 in cash and a $27,746 working capital surplus as compared to $4,722 in cash and a $9,514 working capital deficit at December 31, 2002.  The increase in cash and working capital is mainly attributable to a $35,000 private placement of common stock in January 2003.

            We estimate that Riverbend can satisfy its cash requirements, which we estimate to be approximately $30,000, for the next twelve (12) months with cash on hand, through commission revenue from current and future customer accounts and, if necessary, capital contributions from the majority shareholder.  However, there are no assurances that any of these potential funding sources will be available.  If the overall outcome of the various uncertainties affecting us as described in this report is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all.

Critical Accounting Policies

            Riverbend’s significant accounting policies are described in Note 1 to the financial statements included in Item 7 of this Form 10-KSB.  Management believes the most critical accounting policies are as follows:

Revenue Recognition

            Commission revenue from local, long distance and internet services is recognized when earned, which is in the same period when telecommunication carriers and resellers earn revenues from customers provided by Riverbend.  Additionally, Riverbend recognizes revenues from the sale of prepaid calling cards at the time the cards are sold.  Provisions for discounts, returns, and other adjustments are provided for in the same period the related revenues are recorded.

Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

            The above listing is not intended to be a comprehensive list of all of Riverbend’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Item 7.            FINANCIAL STATEMENTS

Index to Financial Statements:
Independent Auditors’ Report	F-1
Independent Auditors’ Report	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 – F-12

Item 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On October 27, 2003, Coulter & Justus, P.C. (“Coulter”) replaced Wegmann – Dazet & Company, APC (“Wegmann”) as Riverbend’s independent public accountants.  Our board of directors approved and ratified the change of accountants from Wegmann to Coulter.

            Wegmann, the principal accountant previously engaged to audit Riverbend’s financial statements, resigned as auditors on October 27, 2003.  Wegmann’s reports on Riverbend’s financial statements for the year ended December 31, 2002, the period from August 21, 2001 (inception) to December 31, 2001 and for the period from August 21, 2001 (inception) through December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.

            During the year ended December 31, 2002, the period from August 21, 2001 (inception) to December 31, 2001 and for the period from August 21, 2001 (inception) through December 31, 2002, and the subsequent interim period through October 27, 2003, the date of resignation, there were no disagreements with Wegmann on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Wegmann’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our financial statements; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

            During the year ended December 31, 2002, the period from August 21, 2001 (inception) to December 31, 2001, and for the period from August 21, 2001 (inception) through December 31, 2002, and the subsequent interim period through October 27, 2003, Riverbend did not consult Coulter with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Riverbend’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

            Riverbend provided Wegmann with a copy of the foregoing disclosures and attached as Exhibit 16 to Riverbend’s Form 8-K filed October 30, 2003, is a copy of Wegmann's letter, dated October 29, 2003, stating their agreement with such statements.

Item 8A.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, he concluded that Riverbend’s disclosure controls and procedures enable us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by Riverbend in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by Riverbend in the reports that it files or submits under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in Riverbend’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Riverbend’s internal control over financial reporting.

PART III

Item 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The following table sets forth certain information regarding our executive officers, directors and key employees as of April 7, 2004:

Name	Age	Position	Director Since

Leon Nowalsky	42	President, Treasurer and a Director	2001
Roy Greenberg	49	Secretary and a Director	2001

            Leon L. Nowalsky founded Riverbend in August 2001, and has been our President, Treasurer and a Director since inception.  Mr. Nowalsky has over sixteen (16) years of experience in telecommunications law and regulation.  He is currently a partner in the firm of Nowalsky, Bronston & Gothard, APLLC, a New Orleans based law firm serving the telecommunications industry in regulatory matters, mergers and acquisitions and corporate law.  The firm provides advice and counsel to over one hundred public and private telecommunications companies.  Since 1992 the firm has represented clients in numerous acquisitions and corporate finance transactions.  In 1999 alone, the firm served as lead corporate and/or regulatory counsel in transactions with an aggregate value of over $1 billion.  Mr. Nowalsky has previously served as a director of the following companies:  Network Long Distance, Inc., a long distance company which was acquired by IXC Communications (now part of Broadwing, NYSE:  BRW) for $130 million; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:  TXT);  New South Communications, a facilities-based competitive local exchange carrier which recently received a $125 million investment from Kohlberg, Kravis & Roberts (KKR); and W2Com, LLC, a video conferencing and distance learning provider which was recently acquired by Arel Communications & Software, Ltd. (NASDAQ:  ARLC) for $40 million.  Mr. Nowalsky currently serves as a director of J.C. Dupont, Inc., a Louisiana-based oil and gas concern.  Mr. Nowalsky received a bachelor degree from Tulane University and a juris doctorate from Loyola Law School.  Mr. Nowalsky devotes as much time as is necessary to the business of Riverbend.

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

Family Relationships

            Mr. Nowalsky and Mr. Greenberg are brothers-in-law.

Section 16(a) Beneficial Ownership Reporting Compliance

            To our knowledge, during the fiscal year ended December 31, 2003, our ten percent (10%) stockholders, officers and directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended.  This statement is based solely on a review of the copies of such reports furnished to us by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

Code of Ethics

            Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  Our Code of Ethics is filed with this report as Exhibit 14.  We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Leon Nowalsky at 826 Barracks Street, New Orleans, Louisiana 70116.

Item 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table sets forth information regarding compensation paid to our President and those other individuals who served as executive officers since Riverbend’s inception in August 2001.

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Salary			Restricted Stock Award(s) ($)	Options/ SARs (#)	All Other Compensation ($)
	Year (1)	($)	Bonus

Leon Nowalsky,	2003	$ 0	$ 0	-0-	-0-	$ 0
President and Treasurer	2002	$ 0	$ 0	-0-	-0-	$ 0
	2001	$ 0	$ 0	-0-	-0-	$ 0

Roy Greenberg,	2003	$ 0	$ 0	-0-	-0-	$ 0
Secretary	2002	$ 0	$ 0	-0-	-0-	$ 0
	2001	$ 0	$ 0	-0-	-0-	$ 0

________________________

(1)	Riverbend was incorporated and Messrs. Nowalsky and Greenberg commenced their employment in August 2001.

Director Compensation

            Our directors do not currently and have never received any compensation for serving as directors to date.  However, we may adopt a plan of reasonable compensation for our directors, which may include grants of options under our stock option plan.  We intend to reimburse any of our non-employee directors, should we ever have any, for all direct expenses incurred by them in attending a board of director meeting and any committee meeting on which they serve.

Employment Agreements

            Riverbend does not have employment agreements with either Mr. Nowalsky or Dr. Greenberg.  Riverbend may enter into employment agreements with these individuals when and if we begin to generate sufficient revenue, and may also grant them options under our stock option plan.

Stock Option Plan

            In August 2001, we adopted the 2001 Stock Option Plan, which provides for the issuance of options to purchase up to 2,000,000 shares of common stock to our employees, officers, directors and consultants.  The plan was approved by our stockholders in August 2001.  Unless sooner terminated, the plan will expire in August 2011.

            The purpose of the plan is to encourage stock ownership by our employees, officers, directors and consultants so that they may acquire or increase their proprietary interest in

Riverbend, and is intended to facilitate Riverbend’s efforts to (i) induce qualified persons to become our employees, officers or consultants; (ii) compensate our employees, officers, directors and consultants for past services; and (iii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with us and to put forth maximum efforts for the success of our business.

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

Options Granted to Directors and Executive Management

            No options have been granted to either Mr. Nowalsky or Dr. Greenberg, Riverbend’s only directors and executive officers.

Stock Options Granted to Executive Officers During Last Fiscal Year

            The following table sets forth certain information regarding grants of stock options to Riverbend’s executive officers during fiscal year 2003.

Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)
Leon Nowalsky	0	--	--	--
Roy Greenberg	0	--	--	--

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

            The following table sets forth certain information with respect to stock options exercised by Riverbend’s executive officers during fiscal year 2003.  In addition, the table sets forth the number of shares covered by unexercised stock options held by executive officers as of December 31, 2003 and the value of “in-the-money” stock options, which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of December 31, 2003.

Name (a)	Shares Acquired On Exercise (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money At FY-End ($) Exercisable/ Unexercisable (e)
Leon Nowalsky	0	--	0	--
Roy Greenberg	0	--	0	--

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

            The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of April 7, 2004 by:

•	each person who is the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers in the summary compensation table;
•	all of our named executive officers and directors as a group.

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	1,900,000	92.8%

Roy Greenberg 826 Barracks Street New Orleans, Louisiana 70116	100,000	4.9%

All officers and directors as a group (2 persons)	2,000,000	97.7%

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

Changes in Control

            There are no arrangements known by management at this time which would result in a change in control of Riverbend.  However, Riverbend has and is continuing to have preliminary discussions with United Check Services, LLC, a Louisiana limited liability company, involving a potential reorganization, which if consummated, could result in a change in control.  As of the date of this report, there are no letters of intent or definitive agreements executed between the parties.

Securities Authorized for Issuance under Equity Compensation Plans

            The information required pursuant to Item 201(d) of Regulation S-B can be found at page 18, under Item 5 of this report.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            As described elsewhere in this report, Riverbend’s offices, located at 826 Barracks Street, New Orleans, Louisiana, occupy the home-office of Leon Nowalsky.  Mr. Nowalsky allows Riverbend to use the space as its headquarters rent-free.

            For the year ended December 31, 2003, we received $6,600 from the assignment of commission income from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunications services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

            In addition, in August 2002, Leon Nowalsky loaned $5,000 to Riverbend to assist with operating costs.  The loan was evidenced by a promissory note that bears interest at 5% per year and is payable upon demand.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1	Articles of Incorporation of Riverbend Telecom, Inc. dated August 21, 2001 (1)

	3.2	Bylaws of Riverbend Telecom, Inc. (1)

	10.1	Independent Contractor Agreement between Riverbend Telecom, Inc. and Norcom, Inc.(1)

	10.2	NAS Agency Agreement dated July 30, 2002

	10.3	Assignment Agreement dated July 30, 2002

	10.4	Assignment Agreement dated January 1, 2003

	14	Code of Ethics

	16	Letter from Wegmann – Dazet & Company, APC to The Securities and Exchange Commission dated October 29, 2003 (2)

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1)	The documents identified are incorporate by reference from Riverbend’s Registration Statement on Form 10-SB filed April 23, 2002.
(2)	The document identified is incorporated by reference from Riverbend’s Form 8-K filed on October 30, 2003.

(b)        Reports on Form 8-K:

            A report on Form 8-K was filed on October 30, 2003 reporting a change in Riverbend’s auditors under Item 4.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            Aggregate fees billed for professional services rendered by Coulter & Justus, P.C. for the audit of our annual financial statements for the year ended December 31, 2003 and the review of the financial statements included in our Form 10-QSB for the quarter ended September 30, 2003 were $1,565.  Prior to October 27, 2003, Wegmann – Dazet & Company, APC served as our principal accountant.  Aggregate fees billed for professional services rendered by Wegmann – Dazet for the audit of our annual financial statements for the year ended December 31, 2002 and the review of the financial statements included in our Form 10-QSBs filed during the fiscal year ended 2002 and through that firm’s resignation on October 27, 2003, were $13,648.

Audit – Related Fees

            Our principal accountants did not perform any assurance or related services with respect to the audit or review of our financial statements during the last two fiscal years that are not reported above under “Audit Fees.”

Tax Fees

            Aggregate fees billed in each of the last two fiscal years for professional services rendered by Wegmann – Dazet & Company, APC for tax compliance were $1,014.

All Other Fees

            Other than as disclosed above, Coulter & Justus, P.C. or Wegmann – Dazet & Company, APC did not bill us for any other services during the last two fiscal years.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBEND TELECOM, INC.

Date: April 14, 2004	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer
(Principal Executive and Financial Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Leon Nowalsky Leon Nowalsky	President, Treasurer and Director (Principal Executive and Financial Officer)	April 14, 2004

/s/ Roy Greenberg Roy Greenberg	Secretary and Director	April 14, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Riverbend Telecom, Inc.

We have audited the accompanying balance sheet of Riverbend Telecom, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and the 2003 amounts included in the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2002, included in the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2003.  These amounts were audited by other auditors whose report dated March 19, 2003, expressed an unqualified opinion on the financial statements taken as a whole, and our opinion, insofar as it relates to the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2002, included in the statements of operations, stockholders’ equity and cash flows for the period from August 21, 2001 (inception) through December 31, 2003, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Riverbend Telecom, Inc. (A Development Stage Company) at December 31, 2003, and the results of its operations and its cash flows for the year then ended and the period from August 21, 2001 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

March 19, 2004

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee

F-1

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors
Riverbend Telecom, Inc.

            We have audited the accompanying balance sheet of Riverbend Telecom, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverbend Telecom, Inc. (a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                        /s/ WEGMANN-DAZET & COMPANY, APC.

Metairie, Louisiana
March 19, 2003

F-2

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS - - - - - - - - - - - - - - - - December 31, 2003 and 2002 ASSETS

	2003	2002
Current Assets
Cash	$ 36,080	$ 4,722
Accrued phone commissions	20,500	2,440
Receivable – real estate commissions (Note 2)	906	761
Inventory	91	58

Total Current Assets	57,577	7,981

Receivable – real estate commissions (Note 2)	14,414	15,321

Total Assets	$ 71,991	$ 23,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Accounts Payable	$ 13,525	$ 12,400
Accrued Expenses	11,306	95
Note Payable to Stockholder (Note 3)	5,000	5,000

Total Current Liabilities	29,831	17,495

Stockholders’ Equity
Common Stock; $.001 par value; 10,000,000 shares authorized; 2,046,667 issued	2,047	2,000
Additional paid-in capital	55,051	20,098
Deficit accumulated during the development stage	(14,938)	(16,291)

Total Stockholders’ Equity	42,160	5,807

Total Liabilities and Stockholders’ Equity	$ 71,991	$ 23,302

See accompanying Notes to Financial Statements. F-3

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
- - - - - - - - - - - - - - - - - - - - - - - - - -
Years ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

	2003	2002	August 21, 2001 (inception) through December 31, 2003

Revenues	$ 60,214	$ 56,169	$ 135,592

Cost of revenues	31,454	43,216	90,881

Gross profit	28,760	12,953	44,711

Operating expenses:
General and administrative	27,407	23,514	59,649

Net Income (loss)	$ 1,353	$ (10,561)	$ (14,938)

Weighted average number of shares outstanding	2,046,667	2,000,000

Income (loss) per share – basic and fully diluted	$ 0.001	$ (0.005)

See accompanying Notes to Financial Statements. F-4

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
- - - - - - - - - - - - - - - - - - - - -- - - - - - - - - - - - - - - - -
For the Period August 21, 2001 (inception) through December 31, 2003

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Common stock issued for payment of organization cost, assignment of a receivable and the contribution of prepaid calling card inventory	2,000,000	$2,000	$20,098		$22,098

Net loss for the period from inception to December 31, 2001				$ (5,730)	(5,730)

Balance as of December 31, 2001	2,000,000	2,000	20,098	(5,730)	16,368

Net loss for the year ended December 31, 2002				(10,561)	(10,561)

Balance as of December 31, 2002	2,000,000	2,000	20,098	(16,291)	5,807

Private placement of common stock with the proceeds being used for working capital purposes	46,667	47	34,953		35,000

Net income for the year ended December 31, 2003				1,353	1,353

Balance as of December 31, 2003	2,046,667	$2,047	$55,051	$(14,938)	$42,160

See accompanying Notes to Financial Statements. F-5

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
- - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

	2003	2002	August 21, 2001 (inception) through December 31, 2003
Cash Flows from Operating Activities
Net income (loss)	$ 1,353	$(10,561)	$ (14,938)
Additional paid-in capital issued for stockholder payment of organization cost	-	-	5,000
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accrued phone commissions	(18,060)	(2,440)	(20,500)
Decrease in receivable – real estate commissions	762	707	1,680
(Increase) Decrease in inventory	(31)	111	7
Increase in accounts payable	1,125	4,432	13,525
Increase in accrued expenses	11,211	95	11,306

Net Cash Used in Operating Activities	(3,642)	(7,656)	(3,920)

Cash Flows from Financing Activities
Proceeds from sale of common stock	35,000	-	35,000
Loan from Shareholder	-	5,000	5,000

Net Cash Provided by Financing Activities	35,000	5,000	40,000

Net Increase (Decrease) in Cash	31,358	(2,656)	36,080

Cash at beginning of period	4,722	7,378	-

Cash at end of period	$ 36,080	$ 4,722	$ 36,080

See accompanying Notes to Financial Statements. F-6

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

1)	Summary of significant accounting policies

     This summary of accounting policies for Riverbend Telecom, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements.  The accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a)	Organization and basis of presentation

The Company was incorporated under the laws of the State of Nevada on August 21, 2001.  The Company is in the development stage as there have been no significant revenues earned from planned principal operations.  The Company’s policy is to prepare its financial statements on the accrual basis of accounting with a fiscal year end of December 31st.

b)	Nature of business and revenue recognition

The Company was organized to market as an independent sales agent telecommunication services for carriers and resellers of local and long distance telephone and prepaid calling card, data and internet services.  The Company will enter into contracts with various telecommunication carriers and resellers that will provide for an ongoing commission stream to the Company for local, long distance, data and internet usage generated by each of the customers that the Company is responsible for providing to the carriers and resellers.

As an independent sales agent, the Company is not responsible for transporting, billing and collecting for the usage associated with each customer.  The Company provides the customer specific information to the carrier or reseller who handles all of these functions.  The Company intends that under the majority of its contracts, the carrier or reseller will be contractually obligated to pay the Company commissions on a monthly basis for as long as each customer remains on the carrier or reseller’s service or in some instances, for as long as the customers solicited by the Company maintain a specified volume or revenue with the specific carrier or reseller.  The Company records these monthly commissions as revenue when earned.

The Company recognizes revenues from the sale of prepaid calling cards at the time the cards are sold.  Provisions for discounts, returns, and other adjustments are provided for in the same period the related revenues are recorded.

The Company has focused its marketing efforts on residential and small to medium sized businesses located primarily in Louisiana and its surrounding region.  As a method to acquire customer accounts, the Company is developing a network of independent sales agents.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

1)	Summary of significant accounting policies (continued)

	c)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

	d)	Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

	e)	Fair value of financial instruments
The fair value of the Company’s financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

	f)	Inventory
Inventory consists of prepaid telephone cards that are stated at the lower of cost (first-in, first-out) or market.

	g)	Receivables

The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. The Company has experienced no credit losses.

	h)	Major agency agreements

In August 2001, the Company executed an agreement with Norcom, Inc., a reseller of telecommunication services. Under the terms of the agreement, Norcom, Inc. paid commissions to the Company on all local and long distance revenues generated by it from customers provided by the Company.

In March 2002, Norcom, Inc. was purchased by NUI Telecom, Inc. and the Company’s agreement with Norcom, Inc. was converted into an agreement with Norcom Agency Services, Inc. (NAS), an entity whose shareholders had been shareholders of Norcom, Inc.  Under the agreement with NAS, which utilizes the network services of NUI Telecom, Inc., the Company continues to receive the same commission payments on all local and long distance revenues generated by NAS from those customers that the Company originally provided to Norcom, Inc.

The Company’s non-transferable and non-exclusive agreement with NAS also provides for the Company to be paid commissions on all local, long distance, data and internet telecommunications revenues generated by NAS from customers provided by the Company.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

1)	Summary of significant accounting policies (continued)

	h)	Major agency agreements (continued)

The agreement, which can be terminated by NAS with 30 days notice, expires in August 2005; however, a new agreement may be entered into at the expiration of the current agreement.

Additionally, the NAS agreement provides for a one-time bonus commission to be paid to the Company based on the September 2003 usage revenue generated by NAS from customers provided by the Company.  The usage revenue excludes any revenue from customer accounts established previously under the original agreement between the Company and Norcom, Inc. The bonus commission is a multiple of two times the September 2003 usage revenue.  In 2003, the Company earned $17,217 in bonus commissions under this arrangement, which amounted to 29% of total revenues.

For the years ended December 31, 2003 and 2002, the Company earned 84% or $50,434 and 92% or $51,399, respectively, of its revenue from commissions paid by NAS and Norcom, Inc.

The Company has agreements with five sub-agents to provide customers, on the Company’s behalf, to NAS. Pursuant to an agreement with the sub-agents, portions of the commissions that are received by the Company from NAS are paid to the sub-agents. In addition, one of the sub-agents is entitled to $10,961 of the $17,217 bonus commission described above, which amounted to 35% of total cost of revenues in 2003.

For the years ended December 31, 2003 and 2002, the Company incurred $31,454 and $42,034, respectively, in commission expense under these agreements.

	i)	Income taxes

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

The Company accounts for its stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations.  The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation (“FAS 123) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”).  The Company has no awards issued or outstanding under its stock option plans; accordingly, there is no impact on the Company’s results of operations had the Company adopted the fair value recognition provisions of FAS 123.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

1)	Summary of significant accounting policies (continued)

	k)	Earnings (loss) per share

Basic earnings (loss) per common share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the year ended December 31, 2003.

	l)	Reclassifications
Certain amounts in the prior year have been reclassified to conform to the 2003 presentation.

2)	Receivable – real estate commissions

     In 2001, the majority shareholder assigned to the Company the current and future rights to receive real estate commissions in connection with a lease agreement for real property located in Texas.  In addition, the majority shareholder assigned to the Company the rights to receive a commission of 1.5% to 2.5% on the selling price of the property, subject to certain limitations.  The underlying lease can be renewed for three consecutive periods of ten years each, under the same terms and conditions as the primary term.

The receivable for these real estate commissions earns interest at 17.6% and has a carrying value of $15,320 (including $906 reflected as current) at December 31, 2003, and $16,082 (including $761 reflected at current) at December 31, 2002.

3)	Note Payable

     The Company has an unsecured note payable to the majority stockholder in the amount of $5,000.  The note bears interest at 5% and is payable on demand.  The Company incurred $250 in interest expense during 2003 and 2002.

4)	Stock option plan

     In August 2001, the Company’s Board of Directors adopted a stock option plan (the "2001 Stock Option Plan").  The Plan, which expires in August 2011, authorizes the Board of Directors to grant non-qualified and incentive stock options, stock awards and stock appreciation rights to eligible employees, directors, officers and consultants of the Company.  The Plan provides for the reservation and availability of up to 2,000,000 shares of common stock of the Company. The Board of Directors fixes the term of any option granted under the Plan at the time the option is granted.  As defined in the Plan, the exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant and shall vest as determined by the Board of Directors.  There are no options, stock awards or stock appreciation rights granted under the Plan for the year ended December 31, 2003 or 2002.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

5)	Related Party Transactions

     In 2003, the Company recorded $6,600 from an assignment of commission revenues from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

6)	Income taxes

     The Company has no provisions for current or deferred income taxes for the years ended December 31, 2003 and 2002.

Under the asset and tax liability method of SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The tax effects of temporary differences that give rise to the deferred tax assets as of December 31 are as follows:

	2003	2002
Deferred tax assets:
Accrued expenses	$ 1,644	$ -
Net operating loss carryforwards	197	1,894
Tax over book basis – organizational costs	400	549

	2,241	2,443
Less: Valuation allowance	(2,241)	(2,443)

Net deferred tax assets	$ -	$ -

A valuation allowance is required for those deferred tax assets that are not likely to be realized.  Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available.  Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets. The valuation allowance decreased by $202 in 2003 due to the decrease in deferred tax assets.  The valuation allowance increased by $1,594 in 2002 due to an increase in deferred tax assets for which realization was not probable.  The net operating loss carryforward of $1,311 was generated in 2002 and expires in 2022.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended December 31, 2003 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2003

6)	Income taxes(continued)

A reconciliation of income tax expense (benefit) with the amount of tax computed by applying the federal statutory rate to pre-tax income (loss) follows:

	2003	2002
Net income (loss)	$ 1,353	$ (10,561)

Tax expense (benefit) at statutory rate	460	(3,591)
Tax bracket	(258)	2,007
Valuation allowance	(202)	1,584

Total income taxes	$ -	$ -

7)	Subsequent Event

Subsequent to December 31, 2003, the Company entered into a non-binding term sheet providing for the acquisition of United Check Services, LLC (“United”) through the issuance of 8,400,000 shares of Company restricted common stock.  If the transaction is completed, the former shareholders of United will own the majority of the outstanding shares of the Company.

