Form 10QSB
period 2004-03-31
RIVERBEND TELECOM INC
filed 2004-05-17
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 000-49745

RIVERBEND TELECOM, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2150635 (IRS Employer Identification No.)

826 Barracks Street New Orleans, Louisiana 70116 (Address of Principal Executive Offices)	(504) 524-2433 (Issuer’s Telephone Number)

__________________________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,046,667 shares as of May 10, 2004

       Transitional Small Business Disclosure Format (check one):

Yes           No    X

RIVERBEND TELECOM, INC.
FORM 10-QSB
March 31, 2004

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2004 Unaudited	December 31, 2003 Note 1

Current Assets
Cash	$ 42,245	$ 36,080
Accrued phone commissions	3,694	20,500
Receivable – real estate commissions	873	906
Inventory	91	91

Total Current Assets	46,903	57,577

Receivable – real estate commissions	14,254	14,414

Total Assets	$ 61,157	$ 71,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ 34,586	$ 13,525
Accrued Expenses	407	11,306
Note Payable to Stockholder	5,000	5,000

	39,993	29,831
Stockholders’ Equity
Common Stock; $.001 par value; 10,000,000 shares authorized; 2,046,667 issued	2,047	2,047
Additional paid-in capital	55,051	55,051
Deficit accumulated during the development stage	(35,934)	(14,938)

Total Stockholders’ Equity	21,164	42,160

Total Liabilities and Stockholders’ Equity	$ 61,157	$ 71,991

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	August 21, 2001 (inception) through March 31, 2004

Revenues	$ 9,049	$ 9,771	$ 144,641

Cost of revenues	3,607	5,717	94,488

Gross profit	5,442	4,054	50,153

Operating expenses:
General and administrative	26,438	11,909	86,087

Net loss	$ (20,996)	$ (7,855)	$ (35,934)

Weighted average number of shares outstanding	2,046,667	2,046,667

Loss per share basic and fully diluted	$ (0.01)	$ (0.004)

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	August 21, 2001 (inception) through March 31, 2004

Cash Flows from Operating Activities
Net loss	$ (20,996)	$ (7,855)	$ (35,934)
Additional paid-in capital issued for stockholder payment of organization cost	--	--	5,000
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Decrease (Increase) in accrued phone commissions	16,806	(511)	(3,694)
Decrease in receivable – real estate commission	193	178	1,873
Increase (Decrease) in inventory	--	(33)	7
Increase in accounts payable	21,061	7,461	34,586
(Decrease) Increase in accrued expenses	(10,899)	62	407

Net Cash Provided (Used) by Operating Activities	6,165	(698)	2,245

Net Cash Provided by Investing Activities	--	--	--

Cash Flows from Financing Activities Proceeds from sale of common stock	--	35,000	35,000
Loan from Shareholder	--	--	5,000

Net Cash Provided by Financing Activities	--	35,000	40,000

Net Increase in Cash	6,165	34,302	42,245

Cash at beginning of period	36,080	4,722	--

Cash at end of period	$ 42,245	$ 39,024	$ 42,245

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited March 31, 2004

1) Basis of presentation

The accompanying unaudited condensed financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Consequently, they do not include all disclosures required under accounting principles generally accepted in the United States of America for complete financial statements.

The interim condensed unaudited financial statements should be read in conjunction with the audited financial statements of the Company and accompanying notes for the year ended December 31, 2003, contained in the Company’s annual report filed on Form 10-KSB.  The Form 10-KSB includes information with respect to the Company’s significant accounting and financial reporting policies and other pertinent information.  The Company believes that all adjustments of a normal recurring nature that are necessary for fair presentation of the results of interim periods presented in this report have been made.  The results of operations for the interim periods are not necessarily indicative of results of the entire year.

The balance sheet at December 31, 2003 has been derived from audited financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America.

2) Income taxes

The Company has not recorded any income tax expense or benefit for the three months ended March 31, 2004 and 2003 and for the period of August 21, 2001 (inception) through March 31, 2004. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because of the uncertain nature of realization.

3) Loss per share

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

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited March 31, 2004

4) Related Party Transactions

For the three months ended March 31, 2004, the Company earned $1,785 from an assignment of commission revenues from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

5) Commitments

In February 2004, the Company entered into a non-binding term sheet providing for the acquisition of United Check Services, LLC (“United”) through the issuance of 8,400,000 shares of Company restricted common stock.  If the transaction is completed, the former members of United will own the majority of the outstanding shares of the Company.

Item 2.

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB for the quarter ended March 31, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to generate revenues and achieve market acceptance;
•	Our ability to keep pace with rapid technological change;
•	Our ability to retain and attract experienced and knowledgeable personnel;
•	Our ability to enter into agreements with service providers and sub-agents;
•	Our ability to market the services we offer; and
•	Our ability to compete in the telecommunications industry.

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

Executive Summary

            Riverbend is currently a developmental stage company.  Since inception, we have had no significant revenues from planned operations and have marketed on a limited basis telecommunication services for one primary reseller of long distance telephone services.  In August 2001, Riverbend entered into a non-exclusive marketing agreement with Norcom, Inc., a Florida based reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation.  In March 2002, Norcom was purchased by NUI Telecom, Inc. and, through an assignment agreement, our agreement with Norcom was converted into a non-exclusive agreement with Norcom Agency Services, Inc. (NAS), an entity whose shareholders had been shareholders of Norcom.  Riverbend is one of many companies with whom NAS enters into marketing relationships.  Under the agreement with NAS, which utilizes the network services of NUI Telecom, Inc., Riverbend is paid monthly sales commissions based on percentages of revenues generated by those customers provided to NAS, and previously provided to Norcom, through Riverbend’s marketing efforts.  The sales commission percentages vary and depend on the prices of the telecommunication services provided by NAS.  Additionally, the NAS agreement provides that Riverbend shall receive a one-time bonus commission based upon a multiple of two times the September 2003 usage revenue of customers that we solicited on behalf of NAS.  During the three months ended March 31, 2004, we collected $17,217 in bonus commissions that was accrued as a receivable as of December 31, 2003.

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

            The NAS agreement is currently the primary marketing agreement Riverbend has entered into and accounted for approximately 80% of our revenues for the three months ended March 31, 2004.  In the next twelve months, we may enter into agreements with other resellers of telecommunication services, however we have not had any significant discussions with any other resellers.  In our efforts to identify potential resellers with whom we may enter into future agreements, our management attends industry conferences at which resellers are present and offering their products.  Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and prepaid calling card, data and internet services; by providing back office support for other resellers; and by developing additional reseller and provider relationships and products to expand Riverbend’s target market and product mix while improving profit margin.  Riverbend is also developing a network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.

            In February 2004, Riverbend entered into a non-binding term sheet providing for the acquisition of United Check Services, LLC (“United”) through the issuance of common stock.  If the transaction is completed, the former members of United will own the majority of the outstanding shares of Riverbend.  As of the date of this report, no definitive agreements have been executed between the parties.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB.

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003.

            Riverbend’s revenues for the three months ended March 31, 2004 were $9,049 compared to $9,771 for the same period last year.  The unfavorable variance is primarily attributable to NUI Telecom, Inc. deciding that commissions should not be paid to Riverbend on house accounts and toll free numbers of Norcom. Therefore, subsequent to the first quarter of 2003, Riverbend no longer received commissions on long distance calls made by Norcom employees and on the toll free calls made by Norcom customers. The decreased commissions described above were offset in part by higher commissions attributable to other subagents and from a related party.

            Riverbend’s cost of revenues for the three months ended March 31, 2004 were $3,607 compared to $5,717 for the same period last year.  The favorable variance is due primarily to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above.  Because Riverbend was earning less commission revenue, it was incurring less commission expense.

            Riverbend’s general and administrative expenses for the three months ended March 31, 2004 were $26,438 as compared to $11,909 for the same period last year.  The $14,529 increase is mainly attributable to increased legal fees related to the execution of the non-binding term sheet providing for the acquisition of United Check Services, LLC.

Liquidity and Capital Resources

            At March 31, 2004, Riverbend had $42,245 in cash and a $6,910 working capital surplus as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $6,165 increase in cash is due to the collection of a $17,217 bonus commission, of which $10,961 was paid to a subagent.  The $20,836 decrease in working capital surplus is due to a $21,061 increase in accounts payable mainly attributable to increased legal fees related to the execution of a non-binding term sheet providing for the acquisition of United Check Services, LLC.  The increase in payables and corresponding decrease in working capital surplus is also due to higher accounting fees related to year-end reporting obligations under the Exchange Act.

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

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that Riverbend’s disclosure controls and procedures enable us to:

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

            (b)     Changes in internal control over financing reporting

            There were no changes in Riverbend’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, Riverbend’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBEND TELECOM, INC.

Date: May 17, 2004	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer