Form 10QSB
period 2004-06-30
RIVERBEND TELECOM INC
filed 2004-08-16
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,046,667 shares as of August 9, 2004

       Transitional Small Business Disclosure Format (check one):

Yes           No    X

RIVERBEND TELECOM, INC.
FORM 10-QSB
June 30, 2004

INDEX

Part I – Financial Information		Page

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets	3

	Condensed Statements of Operations – Three Months and Six Months Ended June 30, 2004 and 2003 and for the Period August 21, 2001 (inception) through June 30, 2004	4

	Condensed Statements of Cash Flows – Six Months Ended June 30, 2004 and 2003 and for the Period August 21, 2001 (inception) through June 30, 2004	5

	Notes to Condensed Financial Statements	6 - 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	14

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2004 Unaudited	December 31, 2003 Note 1

Current Assets
Cash	$ 29,724	$ 36,080
Accrued phone commissions	3,581	20,500
Receivable – real estate commissions	917	906
Due from United Check Services, LLC	25,000	-
Inventory	91	91

Total Current Assets	59,313	57,577

Receivable – real estate commissions	14,007	14,414

Total Assets	$ 73,320	$ 71,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ 40,714	$ 13,525
Accrued Expenses	1,870	11,306
Note Payable to Stockholder	5,000	5,000

	47,584	29,831

Stockholders’ Equity
Common Stock; $.001 par value; 10,000,000 shares authorized; 2,046,667 issued	2,047	2,047
Additional paid-in capital	55,051	55,051
Deficit accumulated during the development stage	(31,362)	(14,938)

Total Stockholders’ Equity	25,736	42,160

Total Liabilities and Stockholders’ Equity	$ 73,320	$ 71,991

See accompanying Notes to Condensed Financial Statements

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,		August 21, 2001 (Inception) through
	2004	2003	2004	2003	June 30, 2004

Revenues	$ 12,003	$ 10,407	$ 21,052	$ 20,178	$ 156,644

Cost of revenues	4,193	5,212	7,800	10,929	98,681

Gross profit	7,810	5,195	13,252	9,249	57,963

Operating expenses:
General and administrative	3,238	4,982	29,676	16,891	89,325

Net income (loss)	$ 4,572	$ 213	$ (16,424)	$ (7,642)	$ (31,362)

Weighted average number of shares outstanding	2,046,667	2,046,667	2,046,667	2,046,667

Income (loss) per share basic and fully diluted	$ .00	$ .00	$ (.01)	$ (.00)

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended June 30,		August 21, 2001
	2004	2003	(inception) through June 30, 2004

Cash Flows from Operating Activities
Net loss	$ (16,424)	$ (7,642)	$ (31,362)
Additional paid-in capital issued for stockholder payment of organization cost	-	-	5,000
Receivable from United Check Services, LLC for its planned reimbursement of merger expenses incurred by the Company	(25,000)	-	(25,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Decrease (Increase) in accrued phone commissions	16,919	(854)	(3,581)
Decrease in receivable – real estate commission	396	364	2,076
Increase (Decrease) in inventory	-	(33)	7
Increase in accounts payable	27,189	3,252	40,714
(Decrease) Increase in accrued expenses	(9,436)	-	1,870

Net Cash Used by Operating Activities	(6,356)	(4,913)	(10,276)

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities Proceeds from sale of common stock	-	35,000	35,000
Loan from Stockholder	-	-	5,000

Net Cash Provided by Financing Activities	-	35,000	40,000

Net Increase in Cash	(6,356)	30,087	29,724

Cash at beginning of period	36,080	4,722	-

Cash at end of period	$ 29,724	$ 34,809	$ 29,724

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited June 30, 2004

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

2) Income taxes

The Company has not recorded any income tax expense or benefit for the three months and six months ended June 30, 2004 and 2003 and for the period of August 21, 2001 (inception) through June 30, 2004. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because of the uncertain nature of realization.

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

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited June 30, 2004

4) Related Party Transactions

For the three months and six months ended June 30, 2004, the Company earned $4,567 and $6,352, respectively, from an assignment of commission revenues from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

5) Commitments

In July 2004, the Company entered into an agreement (subject to shareholder approval) providing for the acquisition of United Check Services, LLC (“United”).  The agreement provides for the Company to issue a controlling interest of its restricted common stock in exchange for the contribution to the Company of United members’ equity interest in United. Once the transaction is completed, the former members of United will own 88.2% of the Company.  The transaction is expected to be accounted for as a reverse acquisition, except that no goodwill or other intangibles are recorded.  That is, the transaction, after the disposition of the Company’s assets and liabilities (discussed below), is equivalent to the issuance of stock by United for the net monetary assets of the Company, accompanied by a recapitalization.

Immediately prior to the completion of this contribution transaction, the Company will transfer all of its assets, liabilities and other obligations to a newly formed subsidiary in consideration for the subsidiary’s common stock.  The Company will then distribute the subsidiary’s common stock to the Company’s current stockholders resulting in the Company having no assets or liabilities immediately prior to United members’ contribution of their equity interest in United to the Company.

Additionally, Riverbend has recorded a $25,000 receivable from United.  Once collected, the proceeds will reimburse Riverbend for a portion of its expenses related to the United acquisition.

Item 2.

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB for the quarter ended June 30, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Executive Summary

            Riverbend is currently a developmental stage company.  Since inception, we have had no significant revenues from planned operations and have marketed on a limited basis telecommunication services for one primary reseller of long distance telephone services.  In August 2001, Riverbend entered into a non-exclusive marketing agreement with Norcom, Inc., a Florida based reseller of telecommunication services, to market long distance telephone services on behalf of Norcom for commission based compensation.  In March 2002, Norcom was purchased by NUI Telecom, Inc. and, through an assignment agreement, our agreement with Norcom was converted into a non-exclusive agreement with Norcom Agency Services, Inc. (NAS), an entity whose shareholders had been shareholders of Norcom.  Riverbend is one of many companies with whom NAS enters into marketing relationships.  Under the agreement with NAS, which utilizes the network services of NUI Telecom, Inc., Riverbend is paid monthly sales commissions based on percentages of revenues generated by those customers provided to NAS, and previously provided to Norcom, through Riverbend’s marketing efforts.  The sales commission percentages vary and depend on the prices of the telecommunication services provided by NAS.  Additionally, the NAS agreement provides that Riverbend shall receive a one-time bonus commission based upon a multiple of two times the September 2003 usage revenue of customers that we solicited on behalf of NAS.  During the six months ended June 30, 2004, we collected $17,217 in bonus commissions that was accrued as a receivable as of December 31, 2003.

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

            The NAS agreement is currently the primary marketing agreement Riverbend has entered into and accounted for approximately 63% of our revenues for the six months ended June 30 2004.  However, Riverbend has also entered into an assignment agreement with Mr. Nowalsky’s wife. Under this agreement, Riverbend receives as consideration for its management of the agent business developed by Mr. Nowalsky’s wife, one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  This assignment agreement accounted for approximately 30% of our revenues for the six months ended June 30, 2004.

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

            On July 14, 2004, Riverbend entered into a Contribution Agreement (the “Agreement”) with Riverbend Holdings, Inc., a Colorado corporation that is a newly-formed, wholly-owned subsidiary of Riverbend and all of the equity owners (the “United Members”) of United Check Services, L.L.C., a Louisiana limited liability company (“United”). Pursuant to the Agreement, which is subject to shareholder approval, and related transactions, Riverbend will (i) transfer all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for Riverbend Holdings common stock; (ii) distribute the Riverbend Holdings common stock to the

Riverbend stockholders; and (iii) issue to the United Members approximately 88.21% of the issued and outstanding shares of Riverbend common stock in exchange for all of their membership interests in United.  The Agreement also provides that Riverbend will enter into an employment agreement with Walter Reid Green, Jr., the Chief Financial Officer of United, to serve in a similar capacity with Riverbend following the closing of the contribution and related transactions.

            As a result of the transactions described above, there will be a change in control of Riverbend to United’s management, the assumption of United’s operations and liabilities and the change of Riverbend’s corporate name to UCS Holdings, Inc. or something similar.  Riverbend stockholders will maintain their current ownership in the telecommunications business of Riverbend by virtue of their identical ownership interest in Riverbend Holdings.

            Riverbend will file a proxy statement with the Securities and Exchange Commission to seek stockholder approval with respect to the transactions described above.  The transaction is expected to be completed and the closing to occur during the third quarter of Riverbend’s fiscal year.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB.

Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003.

            Riverbend’s revenues for the six months ended June 30, 2004 were $21,052 compared to $20,178 for the same period last year.  The favorable variance is attributable to an increase in commission income from Mr. Nowalsky’s wife, partially offset by a decrease in commission income from NAS.  For the six months ended June 30, 2004, commission income earned from Mr. Nowalsky’s wife was $6,352 compared to $1,177 for the same period last year. This $5,175 favorable variance was offset by a $4,021 decrease in commissions from NAS.  For the six months ended June 30, 2004, commission income earned from NAS was $13,224 compared to $17,245 for the same period last year.

            The lower commissions from NAS is attributable to NUI Telecom, Inc. deciding that commissions should not be paid to Riverbend on house accounts and toll free numbers of Norcom. Therefore, beginning during the second quarter of 2003, Riverbend no longer received commissions on long distance calls made by Norcom employees and on the toll free calls made by Norcom customers.

            Riverbend’s cost of revenues for the six months ended June 30, 2004 were $7,800 compared to $10,929 for the same period last year.  The favorable variance is due primarily to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above.  Because Riverbend was earning less commission revenue, it was incurring less commission expense.

            Riverbend’s general and administrative expenses for the six months ended June 30, 2004 were $29,676 as compared to $16,891 for the same period last year.  The $12,785 increase is mainly attributable to increased legal fees related to the execution of the Agreement providing for the acquisition of United.

Liquidity and Capital Resources

            At June 30, 2004, Riverbend had $29,724 in cash and a $11,729 working capital surplus as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $16,017 decrease in working capital surplus is due to a $27,189 increase in accounts payable partially offset by a $9,436 decrease in accrued expenses.  The increase in accounts payable is mainly attributable to increased legal fees related to the execution of the Agreement providing for the acquisition of United.  The increase in payables and corresponding decrease in working capital surplus is also due to higher accounting fees related to year-end reporting obligations under the Exchange Act.  The decrease in accrued expenses is due to a $10,961 payment to a subagent in March 2004.  This payment represented the subagent’s share of a $17,217 bonus commission earned and recorded as a receivable by Riverbend as of December 31, 2003.

            Additionally, as of June 30, 2004, Riverbend accrued $25,000 as a receivable from United.  The $25,000 will be paid to Riverbend to reimburse it for a portion of its expenses related to its acquisition of United.

            We estimate that Riverbend can satisfy its cash requirements, which we estimate to be approximately $30,000, for the next twelve (12) months with cash on hand, through commission revenue from current and future customer accounts and, if necessary, capital contributions from the majority stockholder.  However, there are no assurances that any of these potential funding sources will be available.  If the overall outcome of the various uncertainties affecting us as described in this report is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all.  In addition, upon completion of the acquisition of United and the spin-off of our current telecommunications operations, our business, management, stockholder composition and cash requirements will change.

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that Riverbend’s disclosure controls and procedures enable us to:

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

            (b)     Changes in internal control over financing reporting

            There were no changes in Riverbend’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, Riverbend’s internal control over financial reporting.

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

(b) Reports on Form 8-K

On July 21, 2004, Riverbend filed a Form 8-K under Item 5 to report the execution of the Contribution Agreement with Riverbend Holdings, Inc. and all of the equity owners of United Check Services, LLC.  A copy of the Contribution Agreement was attached as an exhibit to the Form 8-K.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBEND TELECOM, INC.

Date: August 16, 2004	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer