Form 10QSB
period 2004-09-30
RIVERBEND TELECOM INC
filed 2004-11-22
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,046,667 shares as of November 10, 2004

       Transitional Small Business Disclosure Format (check one):

Yes           No    X

RIVERBEND TELECOM, INC.
FORM 10-QSB
September 30, 2004

INDEX

Part I – Financial Information		Page

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets	3

	Condensed Statements of Operations – Three Months and Nine Months Ended September 30, 2004 and 2003 and for the Period August 21, 2001 (inception) through September 30, 2004	4

	Condensed Statements of Cash Flows – Nine Months Ended September 30, 2004 and 2003 and for the Period August 21, 2001 (inception) through September 30, 2004	5

	Notes to Condensed Financial Statements	6 - 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2004 Unaudited	December 31, 2003 Note 1

Current Assets
Cash	$24,433	$36,080
Accrued phone commissions	6,022	20,500
Receivable – real estate commissions	962	906
Due from United Check Services, LLC	25,000	-
Inventory	91	91

Total Current Assets	56,508	57,577

Receivable – real estate commissions	13,750	14,414

Total Assets	$70,258	$71,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$58,453	$13,525
Accrued Expenses	2,233	11,306
Note Payable to Stockholder	5,000	5,000

	65,686	29,831

Stockholders’ Equity
Common Stock; $.001 par value; 10,000,000 shares authorized; 2,046,667 issued	2,047	2,047
Additional paid-in capital	55,051	55,051
Deficit accumulated during the development stage	(52,526)	(14,938)

Total Stockholders’ Equity	4,572	42,160

Total Liabilities and Stockholders’ Equity	$70,258	$71,991

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,		August 21, 2001 (Inception) through
	2004	2003	2004	2003	September 30, 2004

Revenues	$12,318	$12,035	$33,370	$32,213	$168,962
Cost of revenues	3,921	5,117	11,721	16,046	102,602

Gross profit	8,397	6,918	21,649	16,167	66,360

Operating expenses:
General and administrative	29,561	5,362	59,237	22,253	118,886

Net income (loss)	$(21,164)	$1,556	$(37,588)	$(6,086)	$(52,526)

Weighted average number of shares outstanding	2,046,667	2,046,667	2,046,667	2,046,667

Income (loss) per share basic and fully diluted	$(0.01)	$0.00	$(0.02)	$0.00

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,		August 21, 2001 (inception) through
	2004	2003	September 30, 2004

Cash Flows from Operating Activities
Net loss	$(37,588)	$(6,086)	$(52,526)
Additional paid-in capital issued for stockholder payment of organization cost	-	-	5,000
Receivable from United Check Services, LLC for its planned reimbursement of merger expenses incurred by the Company	(25,000)		(25,000)
Adjustments to reconcile net loss to net cash used by operating activities
Decrease (Increase) in accrued phone commissions	14,478	(1,798)	(6,022)
Decrease in receivable – real estate commission	608	493	2,288
Increase (Decrease) in inventory	-	(33)	7
Increase in accounts payable	44,928	2,418	58,453
(Decrease) Increase in accrued expenses	(9,073)	-	2,233

Net Cash Used by Operating Activities	(11,647)	(5,006)	(15,567)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	35,000	35,000
Loan from Stockholder	-	-	5,000

Net Cash Provided by Financing Activities	-	35,000	40,000

Net (Decrease) Increase in Cash	(11,647)	29,994	24,433

Cash at beginning of period	36,080	4,722	-

Cash at end of period	$24,433	$34,716	$24,433

See accompanying Notes to Condensed Financial Statements.

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited September 30, 2004

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

2) Income taxes

The Company has not recorded any income tax expense or benefit for the three months and nine months ended September 30, 2004 and 2003 and for the period of August 21, 2001 (inception) through September 30, 2004. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because of the uncertain nature of realization.

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

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited September 30, 2004

4) Related Party Transactions

For the three months and nine months ended September 30, 2004, the Company earned $4,639 and $10,991, respectively, from an assignment of commission revenues from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

5) Commitments

In July 2004, the Company entered into an agreement providing for the acquisition of United Check Services, LLC (“United”).  The agreement provides for the Company to issue a controlling interest of its restricted common stock in exchange for the contribution to the Company of United members’ equity interest in United. Once the transaction is completed, the former members of United will own 88.2% of the Company.  The transaction is expected to be accounted for as a reverse acquisition, except that no goodwill or other intangibles are recorded.  That is, the transaction, after the disposition of the Company’s assets and liabilities (discussed below), is equivalent to the issuance of stock by the Company for the net monetary assets of United, accompanied by a recapitalization.  Closing of the transaction is subject to certain regulatory and company shareholder approvals.

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

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB for the quarter ended September 30, 2004 contains forward-looking statements, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Executive Summary

            Riverbend is a developmental stage company that has no significant revenues from planned operations.  It currently markets, on a limited basis, local, long distance, and prepaid calling card telecommunication services to residential customers and small to medium sized businesses in Louisiana. The Company functions as an independent sales agent offering the products and services of carriers and resellers to customers on a retail basis.  In addition, Riverbend provides management services to other independent sub-agents who sell telecommunication services.  Since the company’s inception in August 2001, it has marketed local and long distance telephone services for one primary reseller, NAS.  Additionally, Riverbend has provided management services under a five year assignment agreement, which may be extended for two additional five year periods, to one independent sub-agent, who is the majority stockholder’s (Mr. Nowalsky) wife.

            Riverbend is one of many companies with whom NAS enters into marketing relationships. Pursuant to the agreement, NAS is responsible for all credit checks, bad debt,

collection costs and billing costs.  Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to NAS. Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of NAS, be subject to deduction against future commission payments.  Our agreement with NAS is through August 2005 although it can be terminated by NAS upon thirty (30) days notice.  If the agreement is terminated by NAS for reasons other than a material breach by Riverbend, we are entitled to residual commissions that survive the termination of the agreement provided that the monthly commissionable revenue level, which consists of revenues billed by NUI Telecom, Inc. to customers solicited by Riverbend on behalf of NAS, remains greater than $500.

            The majority, 62% for the first nine months of 2004 and 77% for 2003, of Riverbend’s revenues, exclusive of a one-time commission bonus from NAS in 2003, are generated from recurring commissions earned on the usage of each of the customers that the Company is responsible for providing to NAS.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by NAS.

            Additionally, 33% of the Company’s revenues for the first nine months of 2004 and 15% of the revenues, exclusive of the one-time commission bonus from NAS, for 2003 were earned from providing management services to Mr. Nowalsky’s wife.  These services included managing the network of sub-agents developed by Mr. Nowalsky’s wife. As consideration for its management services, Riverbend receives one-third of commissions received by Mr. Nowalsky’s wife.

            Since 2002, commission revenues earned from NAS has decreased as a percentage of total revenues, exclusive of the one-time commission bonus from NAS in 2003.  The percentage has gone from 90%, or $50,700, in 2002 to 62%, or $20,800, for the first nine months of 2004.  The decline is due in large part to Riverbend no longer receiving commissions on house accounts and toll free numbers of Norcom, a company that used to be owned by the shareholders of NAS but which is now owned by NUI Telecom, Inc.

            We anticipate that in the short-term the revenues earned from Mr. Nowalsky’s wife will continue to increase as a percentage of total revenues, due in large part to her growing network of sub-agents.  Conversely, commission revenues earned from NAS will probably decrease as a percentage of total revenues.  This trend is anticipated until such time as Riverbend recruits more sub-agents to sell NAS services, the current sub-agents increase their volume of business, and/or Riverbend becomes an independent sub-agent for other resellers and carriers, including those that offer services in addition to those offered by NAS.

            For the first nine months of 2004, Riverbend’s board of directors, management and professional consultants have spent considerable time on the details of the contribution transaction with United Check Services, L.L.C.  As a result of the time required in negotiating and preparing for this reorganization, less time has been devoted to growing Riverbend’s business.  We anticipate that once the contribution transaction is completed, focus can be turned to growing the telecommunications business through Riverbend Holdings, Inc.

            On July 14, 2004, Riverbend entered into a Contribution Agreement with Riverbend Holdings, Inc., a Colorado corporation that is a newly-formed, wholly-owned subsidiary of

Riverbend, and all of the equity owners (the “United Members”) of United Check Services, L.L.C., a Louisiana limited liability company (“United”). Pursuant to the agreement, which is subject to shareholder and regulatory approval, and related transactions, Riverbend will (i) transfer substantially all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for Riverbend Holdings common stock; (ii) distribute the Riverbend Holdings common stock to the Riverbend stockholders; and (iii) issue to the United Members approximately 88.21% of the issued and outstanding shares of Riverbend common stock in exchange for all of their membership interests in United.  The agreement also provides that Riverbend will enter into an employment agreement with Walter Reid Green, Jr., the Chief Financial Officer of United, to serve in a similar capacity with Riverbend following the closing of the contribution and related transactions.  A copy of the agreement was attached as an exhibit to our Form 8-K filed July 21, 2004.

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

            Riverbend has filed a proxy statement with the Securities and Exchange Commission to seek stockholder approval with respect to the transactions described above.  The transaction is expected to be completed and the closing to occur during the fourth quarter of Riverbend’s fiscal year.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB.

Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003.

            Riverbend’s revenues for the nine months ended September 30, 2004 were $33,370 compared to $32,213 for the same period last year.  The $1,157 favorable variance is attributable to a $6,894 increase in commission income from Mr. Nowalsky’s wife, partially offset by a $5,035 decrease in commission income from NAS.  For the nine months ended September 30, 2004, commission income earned from Mr. Nowalsky’s wife was $10,991 compared to $4,097 for the same period last year.  For the nine months ended September 30, 2004, commission income earned from NAS was $20,810 compared to $25,845 for the same period last year.

            As described in the Executive Summary, the lower commissions from NAS is mainly attributable to NUI Telecom, Inc. deciding that commissions should not be paid to Riverbend on house accounts and toll free numbers of Norcom. Therefore, beginning during the second quarter of 2003, Riverbend no longer received commissions on long distance calls made by Norcom employees and on the toll free calls made by Norcom customers.

            Riverbend’s cost of revenues for the nine months ended September 30, 2004 were $11,721 compared to $16,046 for the same period last year.  The favorable variance is due primarily to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above.  Since Riverbend was no longer earning commission revenue on the Norcom house accounts and toll free calls, it no longer had to pay commissions to the sub-agent responsible for providing the Norcom account to the Company. Thus, Riverbend incurred less commission expense.

            Riverbend’s general and administrative expenses for the nine months ended September 30, 2004 were $59,237 as compared to $22,253 for the same period last year.  The $36,984 increase is mainly attributable to increased legal and accounting fees.

Liquidity and Capital Resources

            At September 30, 2004, Riverbend had $24,433 in cash and a $9,178 working capital deficit as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $36,924 decrease in working capital is due to a $44,928 increase in accounts payable partially offset by a $9,073 decrease in accrued expenses.  The increase in accounts payable is mainly attributable to increased legal and accounting fees.  The increase in payables and corresponding decrease in working capital is also due to higher accounting fees related to year-end reporting obligations under the Exchange Act.  The decrease in accrued expenses is due to a $10,961 payment to a sub-agent in March 2004.  This payment represented the sub-agent’s share of a $17,217 NAS bonus commission earned and recorded as a receivable by Riverbend as of December 31, 2003.

            Additionally, as of September 30, 2004, Riverbend accrued $25,000 as a receivable from United.  The $25,000 will be paid to Riverbend to reimburse it for a portion of its expenses related to its reorganization with United.

            We believe that Riverbend can satisfy its cash requirements, which we estimate to be approximately $50,000, for the next twelve (12) months with cash on hand, collection of a $25,000 receivable from United once the contribution transaction is completed, through commission revenue from current and future customer accounts and, if necessary, capital contributions from the majority stockholder.  However, there are no assurances that any of these potential funding sources will be available.  If the overall outcome of the various uncertainties affecting us as described in this report is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all.  In addition, upon completion of the contribution transaction with United and the spin-off of our current telecommunications operations, our business, management, stockholder composition and cash requirements will change.

            The majority stockholder, President and Treasurer, Mr. Leon Nowalsky, has contributed capital to Riverbend previously.  In connection with our formation, he assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  While such lease commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.  For the nine months ended September 30, 2004 and 2003, lease commission revenues were $2,200 and $1,862, respectively.

            In addition, Mr. Nowalsky loaned Riverbend $5,000 in August 2002.  The funds were used by us for working capital needs.  The loan is unsecured and it earns interest at a rate of 5%.  As of September 30, 2004, we have incurred $533 in interest expense payable to Mr. Nowalsky.

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and principal financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

            (b)     Changes in internal control over financing reporting

            There were no changes in Riverbend’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, Riverbend’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

On August 5, 2004, Riverbend granted a waiver to a covenant contained in the Contribution Agreement between Riverbend, Riverbend Holdings, Inc., Leon Nowalsky and United Check Services, LLC and the United Members.  The waiver allows United to execute and issue, to Jeffrey C. Swank and Paul J. Shovlain, the United Members, two promissory notes in the amount of $128,000 each, for a total indebtedness of $256,000; provided, however, that the notes shall mature no earlier than two years from the date of issuance and shall accrue interest at a rate of no more than 10% per annum.  The parties agreed that the execution and issuance of the notes shall satisfy, in full, all compensation due and owing to, and the return on investment of, these two individuals with respect to their limited liability company ownership interests or services provided to United for the period commencing on January 1, 2004 and ending on the date of the final closing of the Contribution Agreement between the parties.

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

RIVERBEND TELECOM, INC.

Date: November 22, 2004	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer