Form 10KSB/A
period 2003-12-31
RIVERBEND TELECOM INC
filed 2005-01-19
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A1

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

Item 14.     Principal Accountant Fees and Services

PART I

            In this annual report on Form 10-KSB/A1 the terms “Riverbend Telecom,” “Company,” “we,” “us” and “our” refer to Riverbend Telecom, Inc. and we refer to our $.001 par value common stock as common stock.

            Except for historical information, the following description of our business may contain forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under the heading “Risk Factors.”

Item 1.                        DESCRIPTION OF BUSINESS

Background

            Riverbend is a developmental stage Nevada corporation formed in August 2001 by Leon Nowalsky.  Since inception, Riverbend has marketed telecommunication services for resellers and carriers of local and long distance telephone and prepaid calling card, data and internet services on a limited basis and Messrs. Nowalsky and Greenberg, Riverbend’s executive officers, currently devote approximately 20% of their time to the business of Riverbend.

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

            Under the agreement with NAS, which utilizes the network services of NUI Telecom, Inc., Riverbend continues to receive commission based compensation, including commission compensation from those customers originally solicited by Riverbend on behalf of Norcom.  This is currently the primary marketing agreement Riverbend has entered into and it accounted for approximately 84% of our revenues for the year ended December 31, 2003.  As described above, our agreement with NAS is not exclusive and, in the next twelve months, we may enter into agreements with carriers or other resellers of telecommunication services, however we have not had any significant discussions with any carriers or other resellers.  Riverbend is only one of many companies that NAS utilizes to market telecommunications services.

            In our efforts to identify potential carriers and resellers with whom we may enter into future agreements, our management attends industry conferences at which carriers and resellers are present and offering their products.  Our long term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small to medium sized businesses; by reducing our overall cost of delivering local and long distance telecommunications and prepaid calling card, data and internet services; by providing back office support for resellers, other agents and sub-agents; and by developing additional reseller and provider relationships and products to expand Riverbend’s target market and product mix while improving profit margin.  Riverbend also intends to continue developing its network of independent sub-agents, which we believe is the most cost-effective method to acquire new customer accounts.  Independent sub-agents are not employees but rather work on an independent contractor basis.  In addition, sub-agents are generally agents of an agent.  For example, Riverbend is an independent agent of NAS and therefore, agents of Riverbend are referred to as sub-agents.  See “Independent Sub-Agents” section below for additional information.

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

            Many of the currently operating telecommunications companies have determined that maintaining and operating a captive sales force that would sell to small and medium size businesses is uneconomical.  These companies have therefore designed and offered to the agent community specific programs with rates and commissions competitive with their own product offering so that a segment of the business market can be tapped without incurring the costs associated with a captive sales force.  For this reason, we believe that we can continue to provide favorable rates to our customers through marketing telecommunications services provided by these third party telecommunication companies.

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

            A key advantage that Riverbend has over its competition is the substantial background that our management has in the telecommunications industry.  Because of management’s significant experience in the industry, Riverbend is aware of those telecommunication companies that have the best rate plans and highest commissions in the various regions of the country.  The ability of Riverbend to mix and match the various plans with the different regions of the country will allow Riverbend to package specific plans and attract a greater variety of sub-agents to market for Riverbend.

            The primary disadvantage for Riverbend is that there are thousands of agents across the country offering the same suite of products.  In order to remain competitive, Riverbend will have to continue to differentiate its products from its competitors by offering lower end-user rates and higher sub-agent commissions.

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

Risks Related To Our Business

We have a limited history of operations and therefore have limited financial information upon which stockholders can evaluate how we will perform in the future.

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

We may not be able to keep pace with technological change, which may result in a loss in customers and reduced revenues.

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

We currently are dependent on our non-exclusive relationship with NAS to provide us with telecommunication services to market and the termination of this relationship would result in the loss of Riverbend’s primary source of revenues.

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

Our continued success will be dependent on our ability to retain and attract experienced and knowledgeable personnel and the loss of the services of our current management would hinder our ability to conduct operations.

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

We believe that our long-term success will depend on our ability to offer additional services and there can be no guarantee that we will be able to offer additional services at any time in the future.

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

We are only a marketer of resale telecommunications services and are dependent on third parties for our operations.

            We are dependent upon third parties to:

•	provide long distance telephone service to our customers;
•	perform customer service functions; and
•	collect billing information and bill customers.

            Riverbend does not provide any of the above described services directly.  However, our commission payments may be dependent on the timely and satisfactory performance by resellers or carriers of such services.  If a reseller or carrier does not provide a customer with adequate service, such customer may terminate its use of the service and Riverbend would no longer receive any commission with regard to that customer.  Any significant reduction in commissions received by Riverbend would jeopardize Riverbend’s primary revenue stream.

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

Our sales force is made up of independent sub-agents, and as a result, we have less control over the actions of our sales force.

            Our sub-agents are classified as independent contractors and we are unable to provide them with the same level of direction and oversight as we would an employee.  While we expect to implement policies and rules governing the conduct of our sub-agents and intend to periodically review the sales tactics of our sub-agents, it will be difficult to enforce such policies and rules.  Violations of these policies and rules may reflect negatively on Riverbend.  Long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching of subscribers’ long distance carriers (also known in the industry as “slamming”).

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

A high level of customer attrition could affect our results of operations by increasing costs associated with the acquisition of new customers and affecting our ability to achieve positive cash flow.

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

Item 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes indexed in Item 7 of this Form 10-KSB/A1 and attached to this report.

Cautionary Statement Regarding Forward Looking Information

            This Form 10-KSB/A1 for the year ended December 31, 2003 contains forward-looking statements, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

            Riverbend undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB/A1.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB/A1 may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Executive Summary

            Riverbend is a developmental stage company that has no significant revenues from planned operations.  It currently markets on a limited basis local, long distance, and prepaid calling card telecommunication services to residential customers and small to medium sized businesses in Louisiana.  Riverbend functions as an independent sales agent offering the products and services of carriers and resellers to customers on a retail basis.  In addition, Riverbend provides management services to other independent sales agents who sell telecommunication services.  Since Riverbend’s inception in August 2001, it has marketed local and long distance telephone services for one primary reseller, NAS.  Additionally, Riverbend has provided management services to one independent sales agent, who is the majority stockholder’s (Mr. Nowalsky) wife.

            The majority, 77% for 2003, of Riverbend’s revenues, exclusive of a one-time commission bonus in 2003, are generated from recurring commissions earned on the usage of each of the customers that Riverbend  is responsible for providing to NAS.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by NAS.

            Additionally, 15%, of the revenues, exclusive of the one-time commission bonus, for 2003 were earned from providing management services to Mr. Nowalsky’s wife.  These services included managing the network of sales agents developed by Mr. Nowalsky’s wife. As consideration for its management services, Riverbend receives one-third of commissions received by Mr. Nowalsky’s wife.

            Since 2002, commission revenue earned from NAS has decreased as a percentage of total revenues, exclusive of the one-time commission bonus from NAS in 2003.  The percentage has gone from approximately 90%, or $50,725, in 2002 to approximately 77%, or $33,217, for the year ended December 31, 2003.  The decline is due in part to Riverbend no longer receiving commissions on house accounts and toll free numbers of Norcom, a company that used to be owned by the shareholders of NAS but which is now owned by NUI Telecom, Inc.  NAS utilizes the network services of NUI Telecom, Inc.

            We anticipate that in the short-term the revenues earned from Mr. Nowalsky’s wife will continue to increase as a percentage of total revenues, due in large part to her growing network of sales agents.  Conversely, commission revenues earned from NAS will probably decrease as a percentage of total revenues.  This trend is anticipated until such time as Riverbend recruits more sub-agents to sell NAS services, the current sub-agents increase their volume of business, and/or Riverbend becomes an independent sub-agent for other resellers and carriers, including those that offer services in addition to those offered by NAS.

            In growing the business of Riverbend Holdings, management does not anticipate that we will engage in any material product research and development because we intend to serve as a marketer of telecommunication services and not a direct provider.  Also, management does not anticipate that we will purchase a plant or significant equipment and we do not anticipate hiring any additional employees because our business plan intends that we will utilize a developing network of independent sub-agents to market our products and services.

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

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position over the past two fiscal years.  This section should be read in conjunction with the financial statements and related notes included in this Form 10-KSB/A1.

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

            In connection with our formation, Leon Nowalsky, our president, treasurer, director and majority stockholder, assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  In addition, Mr. Nowalsky assigned to Riverbend the rights to receive a commission on the sale of the property by the lessor to the leasee during the primary term of the lease.  Detailed information concerning the real estate commissions is set forth in Note 2 to the financial statements included in this report.  While such commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.

            Mr. Nowalsky loaned Riverbend $5,000 in August 2002.  The funds were used by Riverbend for working capital needs.  The loan is unsecured and it earns interest at a rate of 5%.  As of December 31, 2003, Riverbend has incurred $345 in interest expense payable to Mr. Nowalsky.

Critical Accounting Policies

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 to the financial statements describes the significant accounting policies and methods used in preparing the financial statements.  The Company considers the accounting policies described below to be its most critical accounting policies because the policies are impacted significantly by estimates we make.  The Company bases its estimates on historical experience and/or various assumptions that are believed to be reasonable under the circumstances.  The results are used by management to make judgments about the carrying value of assets, liabilities, revenues and expenses.  Actual results may materially differ from these estimates.

Commission Revenue Recognition

            As described in Note 5 to the financial statements, Riverbend earns commission revenue in consideration for the management of the agent business developed by Mr. Nowalsky’s wife. Riverbend receives one-third of all commissions Mr. Nowalsky’s wife receives based on the use of telecommunication services by end-users sold by her or her network of subagents. Quite often, there is a lag time of at least a couple of months from the month the commissions are earned by Mrs. Nowalsky to the month that she learns of the amounts earned.  Accordingly, Riverbend does not learn of the amount of its one-third share until such time as she learns of her earned commission amount.  In addition, Mrs. Nowalsky’s earned commissions, and correspondingly Riverbend’s, may vary from month to month based on the varying number and usage of those customers that Mrs. Nowalsky and her network of subagents provide to the telecommunication service providers. Therefore, Riverbend’s financial statements are often issued with an estimate of the commission revenue that Riverbend has earned from Mrs. Nowalsky’s wife.

Commission Expense Recognition

            Riverbend has entered into relationships with independent subagents to provide, on behalf of Riverbend, customers to NAS, a reseller of local and long distance telecommunication services.  As consideration for providing customers to NAS on behalf of Riverbend, the subagents are paid a portion of the commissions that Riverbend receives from NAS.  Riverbend typically receives payment of its commissions by approximately the third week following the month that the commissions are earned.  However, Riverbend does not receive the written documentation, which indicates the portion of its commission revenues attributable to each of its subagents, supporting its earned and received commissions until a much later date. As a result, Riverbend cannot calculate the exact amount due to its subagents until the documentation is received.  Thus, financial statements are often issued with an estimate of the commission expense payable to its subagents.

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

Item 8A.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, he concluded that Riverbend’s disclosure controls and procedures are effective in enabling us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by Riverbend in the reports that it files or submits under the Exchange Act; and

-26-

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

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1	Articles of Incorporation of Riverbend Telecom, Inc. dated August 21, 2001 (1)

	3.2	Bylaws of Riverbend Telecom, Inc. (1)

	10.1	Independent Contractor Agreement between Riverbend Telecom, Inc. and Norcom, Inc. (1)

	10.2	NAS Agency Agreement dated July 30, 2002*

	10.3	Assignment Agreement dated July 30, 2002*

	10.4	Assignment Agreement dated January 1, 2003*

	14	Code of Ethics*

	16	Letter from Wegmann – Dazet & Company, APC to The Securities and Exchange Commission dated October 29, 2003 (2)
-34-

	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

________________

* Previously filed
(1)	The documents identified are incorporate by reference from Riverbend’s Registration Statement on Form 10-SB filed April 23, 2002.
(2)	The document identified is incorporated by reference from Riverbend’s Form 8-K filed on October 30, 2003.

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

RIVERBEND TELECOM, INC.

Date: January 19, 2005	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer
(Principal Executive and Financial Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Leon Nowalsky Leon Nowalsky	President, Treasurer and Director (Principal Executive and Financial Officer)	January 19, 2005

/s/ Roy Greenberg Roy Greenberg	Secretary and Director	January 19, 2005

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

March 19, 2004

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee

F-1

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors
Riverbend Telecom, Inc.

            We have audited the accompanying balance sheet of Riverbend Telecom, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the statements of operations and cash flows for the period August 21, 2001 (inception) through December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverbend Telecom, Inc. (a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the year then ended and for the period August 21, 2001 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                                        WEGMANN-DAZET & COMPANY

Metairie, Louisiana
March 19, 2003

F-2

RIVERBEND TELECOM, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS - - - - - - - - - - - - - - - - December 31, 2003 and 2002 ASSETS

	2003	2002
Current Assets
Cash	$ 36,080	$ 4,722
Accrued phone commissions	20,500	2,440
Receivable – real estate commissions (Note 2)	906	761
Inventory	91	58

Total Current Assets	57,577	7,981

Receivable – real estate commissions (Note 2)	14,414	15,321

Total Assets	$ 71,991	$ 23,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Accounts Payable	$ 13,525	$ 12,400
Accrued Expenses	11,306	95
Note Payable to Stockholder (Note 3)	5,000	5,000

Total Current Liabilities	29,831	17,495

Stockholders’ Equity
Common Stock; $.001 par value; 10,000,000 shares authorized; 2,046,667 and 2,000,000 issued and outstanding in 2003 and 2002, respectively	2,047	2,000
Additional paid-in capital	55,051	20,098
Deficit accumulated during the development stage	(14,938)	(16,291)

Total Stockholders’ Equity	42,160	5,807

Total Liabilities and Stockholders’ Equity	$ 71,991	$ 23,302

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

