Form 10QSB/A
period 2004-03-31
RIVERBEND TELECOM INC
filed 2005-01-20
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB/A1

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
FORM 10-QSB/A1
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

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB/A1 for the quarter ended March 31, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

            Riverbend undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB/A1.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB/A1 may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Executive Summary

            Riverbend is a developmental stage company that has no significant revenues from planned operations.  It currently markets on a limited basis, local, long distance, and prepaid calling card telecommunication services to residential customers and small to medium sized businesses in Louisiana.  The Company functions as an independent sales agent offering the products and services of carriers and resellers to customers on a retail basis.  In addition, Riverbend provides management services to independent sub-agents who sell telecommunication services.  Since the Company’s inception in August 2001, it has marketed local and long distance telephone services for one primary reseller, Norcom Agency Services, Inc. (NAS), which utilizes the network services of NUI Telecom, Inc.  Additionally, Riverbend has provided management services under a five year assignment agreement, which may be extended for two additional five year periods, to one independent sub-agent, who is the majority stockholder’s (Mr. Nowalsky) wife.

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

            The majority, 72% for the first three months of 2004 and 90% for 2003, of Riverbend’s revenues are generated from recurring commissions earned on the usage of each of the customers that the Company is responsible for providing to NAS.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by NAS.

            Additionally, 20% of the Company’s revenues for the first three months of 2004 were earned from providing management services to Mr. Nowalsky’s wife.  There were no such management services provided to Mr. Nowalsky’s wife for the same period last year. Services provided to Mr. Nowalsky’s wife include managing the network of sub-agents developed by her. As consideration for its management services, Riverbend receives one-third of commissions received by Mr. Nowalsky’s wife.

            Since 2002, commission revenues earned from NAS has decreased as a percentage of total revenues, exclusive of a one-time commission bonus from NAS in 2003.  The percentage has gone from 90%, or $50,700, in 2002 to 72%, or $6,500, for the first three months of 2004.  The decline is due in large part to Riverbend no longer receiving commissions on house accounts and toll free numbers of Norcom, a company that used to be owned by the shareholders of NAS but which is now owned by NUI Telecom, Inc.

            We anticipate that in the short-term, the revenues earned from Mr. Nowalsky’s wife will continue to increase as a percentage of total revenues, due in large part to her growing network of sub-agents.  Conversely, commission revenues earned from NAS will probably decrease as a percentage of total revenues.  This trend is anticipated until such time as Riverbend recruits more sub-agents to sell NAS services, the current sub-agents increase their volume of business, and/or Riverbend becomes an independent sub-agent for other resellers and carriers, including those that offer services in addition to those offered by NAS.

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

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB/A1.

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003.

            Riverbend’s revenues for the three months ended March 31, 2004 were $9,049 compared to $9,771 for the same period last year.  The $722 unfavorable variance is primarily attributable to a $2,251 decrease in commission income from NAS, partially offset by a $1,785 increase in commission income from Mr. Nowalsky’s wife. For the three months ended March 31, 2004, commission income earned from NAS was $6,521 compared to $8,772 for the same period last year. For the three months ended March 31, 2004, commission income earned from Mr. Nowalsky’s wife was $1,785 compared to zero being earned for the same period last year.

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

            Riverbend’s cost of revenues for the three months ended March 31, 2004 were $3,607 compared to $5,717 for the same period last year.  The $2,110 favorable variance is due primarily to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above.  Since Riverbend was no longer earning commission revenue on the Norcom house accounts and toll free calls, it no longer had to pay commissions to the sub-agent responsible for providing the Norcom account to the Company. Thus, Riverbend incurred less commission expense.

            Riverbend’s general and administrative expenses for the three months ended March 31, 2004 were $26,438 as compared to $11,909 for the same period last year.  The $14,529 increase is mainly attributable to increased legal and accounting fees.

Liquidity and Capital Resources

            At March 31, 2004, Riverbend had $42,245 in cash and a $6,910 working capital surplus as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $6,165 increase in cash is due to the collection of a $17,217 one-time NAS bonus commission, of which $10,961 was paid to a subagent.  The one time bonus and related subagent expense were accrued as of December 31, 2003.  The $20,836 decrease in working capital surplus is due to a $21,061 increase in accounts payable attributable to increased legal and accounting fees related to the proposed acquisition of United and to year-end reporting obligations under the Exchange Act.

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

            The majority stockholder, President and Treasurer, Mr. Leon Nowalsky, has contributed capital to Riverbend previously.  In connection with our formation, he assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  While such lease commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.  For the three months ended March 31, 2004 and 2003, lease commission revenues were $743 and $705, respectively.

            In addition, Mr. Nowalsky loaned Riverbend $5,000 in August 2002.  The funds were used by us for working capital needs.  The loan is unsecured and it earns interest at a rate of 5%.  As of March 31, 2004, we have incurred $408 in interest expense payable to Mr. Nowalsky.

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that Riverbend’s disclosure controls and procedures are effective in enabling us to:

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

RIVERBEND TELECOM, INC.

Date: January 20, 2005	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer