Form 10QSB/A
period 2004-06-30
RIVERBEND TELECOM INC
filed 2005-01-20
CIK 1171357

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

Yes           No    X

RIVERBEND TELECOM, INC.
FORM 10-QSB/A1
June 30, 2004

INDEX

Part I – Financial Information		Page

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets	3

	Condensed Statements of Operations – Three Months and Six Months Ended June 30, 2004 and 2003 and for the Period August 21, 2001 (inception) through June 30, 2004	4

	Condensed Statements of Cash Flows – Six Months Ended June 30, 2004 and 2003 and for the Period August 21, 2001 (inception) through June 30, 2004	5

	Notes to Condensed Financial Statements	6 - 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

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

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB/A1 for the quarter ended June 30, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Executive Summary

            Riverbend is a developmental stage company that has no significant revenues from planned operations.  It currently markets on a limited basis, local, long distance and prepaid calling card telecommunication services to residential customers and small to medium sized businesses in Louisiana.  The Company functions as an independent sales agent offering the products and services of carriers and resellers to customers on a retail basis.  In addition, Riverbend provides management services to independent sub-agents who sell telecommunication services.  Since the Company’s inception in August 2001, it has marketed local and long distance telephone services for one primary reseller, Norcom Agency Services, Inc. (NAS), which utilizes the network services of NUI Telecom, Inc.  Additionally, Riverbend has provided management services under a five year assignment agreement, which may be extended for two additional five year periods, to one independent sub-agent, who is the majority stockholder’s (Mr. Nowalsky) wife.

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

            The majority, 63% for the first six months of 2004 and 85% for 2003, of Riverbend’s revenues are generated from recurring commissions earned on the usage of each of the customers that the Company is responsible for providing to NAS.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by NAS.

            Additionally, 30% of the Company’s revenues for the first six months of 2004 and 6% of the revenues for 2003 were earned from providing management services to Mr. Nowalsky’s wife.  These services included managing the network of sub-agents developed by Mr. Nowalsky’s wife. As consideration for its management services, Riverbend receives one-third of commissions received by Mr. Nowalsky’s wife.

            Since 2002, commission revenues earned from NAS has decreased as a percentage of total revenues, exclusive of a one-time commission bonus from NAS in 2003.  The percentage has gone from 90%, or $50,700, in 2002 to 63%, or $13,200, for the first six months of 2004.  The decline is due in large part to Riverbend no longer receiving commissions on house accounts and toll free numbers of Norcom, a company that used to be owned by the shareholders of NAS but which is now owned by NUI Telecom, Inc.

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

            For the first six months of 2004, Riverbend’s board of directors, management and professional consultants have spent considerable time on the details, which are described below, of the contribution transaction with United Check Services, L.L.C.  As a result of the time required in negotiating and preparing for this reorganization, less time has been devoted to growing Riverbend’s business.  We anticipate that once the contribution transaction is completed, focus can be turned to growing the telecommunications business through Riverbend Holdings, Inc.

            On July 14, 2004, Riverbend entered into a Contribution Agreement (the “Agreement”) with Riverbend Holdings, Inc., a Colorado corporation that is a newly-formed, wholly-owned subsidiary of Riverbend and all of the equity owners (the “United Members”) of United Check Services, L.L.C., a Louisiana limited liability company (“United”). Pursuant to the Agreement, which is subject to stockholder and regulatory approval, and related transactions, Riverbend will (i) transfer all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for Riverbend Holdings common stock; (ii) distribute the Riverbend Holdings common stock to the Riverbend stockholders; and (iii) issue to the United Members approximately 88.21% of the issued and outstanding shares of Riverbend common stock in exchange for all of their membership interests in United.  The Agreement also provides that Riverbend will enter into an employment agreement with Walter Reid Green, Jr., the Chief Financial Officer of United, to serve in a similar capacity with Riverbend following the closing of the contribution and related transactions.  A copy of the Agreement was attached as an exhibit to our Form 8-K filed July 21, 2004.

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

            Riverbend will file a proxy statement with the Securities and Exchange Commission to seek stockholder approval with respect to the transactions described above.  The transaction is expected to be completed and the closing to occur during the first quarter of Riverbend’s 2005 fiscal year.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB/A1.

Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003.

            Riverbend’s revenues for the six months ended June 30, 2004 were $21,052 compared to $20,178 for the same period last year.  The $874 favorable variance is attributable to a $5,175 increase in commission income from Mr. Nowalsky’s wife, partially offset by a $4,021 decrease in commission income from NAS.  For the six months ended June 30, 2004, commission income earned from Mr. Nowalsky’s wife was $6,352 compared to $1,177 for the same period last year.  For the six months ended June 30, 2004, commission income earned from NAS was $13,224 compared to $17,245 for the same period last year.

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

            Riverbend’s cost of revenues for the six months ended June 30, 2004 were $7,800 compared to $10,929 for the same period last year.  The $3,129 favorable variance is due primarily to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above.  Since Riverbend was no longer earning commission revenue on the Norcom house accounts and toll free calls, it no longer had to pay commissions to the sub-agent responsible for providing the Norcom account to the Company.  Thus, Riverbend incurred less commission expense.

            Riverbend’s general and administrative expenses for the six months ended June 30, 2004 were $29,676 as compared to $16,891 for the same period last year.  The $12,785 increase is mainly attributable to increased legal and accounting fees.

Liquidity and Capital Resources

            At June 30, 2004, Riverbend had $29,724 in cash and a $11,729 working capital surplus as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $16,017 decrease in working capital surplus is due to a $27,189 increase in accounts payable partially offset by a $9,436 decrease in accrued expenses.  The increase in accounts payable is mainly attributable to increased legal and accounting fees related to the proposed acquisition of Untied and to year-end reporting obligations under the Exchange Act.  The decrease in accrued expenses is due to a $10,961 payment to a subagent in March 2004.  This payment represented the subagent’s share of a $17,217 one-time NAS bonus commission earned and recorded as a receivable by Riverbend as of December 31, 2003.

            Additionally, as of June 30, 2004, Riverbend accrued $25,000 as a receivable from United.  The $25,000 will be paid to Riverbend to reimburse it for a portion of its expenses related to its reorganization with United.

            We believe that Riverbend can satisfy its cash requirements, which we estimate to be approximately $50,000, for the next twelve (12) months with cash on hand, collection of the $25,000 receivable from United once the contribution transaction is completed, through commission revenue from current and future customer accounts and, if necessary, capital contributions from the majority stockholder.  However, there are no assurances that any of these potential funding sources will be available.  If the overall outcome of the various uncertainties affecting us as described in this report is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all.  In addition, upon completion of the contribution transaction with United and the spin-off of our current telecommunications operations, our business, management, stockholder composition and cash requirements will change.

            The majority stockholder, President and Treasurer, Mr. Leon Nowalsky, has contributed capital to Riverbend previously.  In connection with our formation, he assigned to Riverbend the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  While such lease commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.  For the six months ended June 30, 2004 and 2003, lease commission revenues were $1,477 and $1,402, respectively.

            In addition, Mr. Nowalsky loaned Riverbend $5,000 in August 2002.  The funds were used by us for working capital needs.  The loan is unsecured and it earns interest at a rate of 5%.  As of June 30, 2004, we have incurred $470 in interest expense payable to Mr. Nowalsky.

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