Form 10QSB/A
period 2004-09-30
RIVERBEND TELECOM INC
filed 2005-01-20
CIK 1171357

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

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB/A1 for the quarter ended September 30, 2004 contains forward-looking statements, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

            The majority, 62% for the first nine months of 2004 and 77% for 2003, of Riverbend’s revenues, are generated from recurring commissions earned on the usage of each of the customers that the Company is responsible for providing to NAS.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by NAS.

            Additionally, 33% of the Company’s revenues for the first nine months of 2004 and 15% of the revenues for 2003 were earned from providing management services to Mr. Nowalsky’s wife.  These services included managing the network of sub-agents developed by Mr. Nowalsky’s wife. As consideration for its management services, Riverbend receives one-third of commissions received by Mr. Nowalsky’s wife.

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

            Riverbend’s cost of revenues for the nine months ended September 30, 2004 were $11,721 compared to $16,046 for the same period last year.  The $4,325 favorable variance is due primarily to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above.  Since Riverbend was no longer earning commission revenue on the Norcom house accounts and toll free calls, it no longer had to pay commissions to the sub-agent responsible for providing the Norcom account to the Company. Thus, Riverbend incurred less commission expense.

            Riverbend’s general and administrative expenses for the nine months ended September 30, 2004 were $59,237 as compared to $22,253 for the same period last year.  The $36,984 increase is mainly attributable to increased legal and accounting fees.

Liquidity and Capital Resources

            At September 30, 2004, Riverbend had $24,433 in cash and a $9,178 working capital deficit as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $36,924 decrease in working capital is due to a $44,928 increase in accounts payable partially offset by a $9,073 decrease in accrued expenses.  The increase in accounts payable is mainly attributable to increased legal and accounting fees related to the proposed acquisition of United and year-end reporting obligations under the Exchange Act.  The decrease in accrued expenses is due to a $10,961 payment to a sub-agent in March 2004.  This payment represented the sub-agent’s share of a $17,217 one-time NAS bonus commission earned and recorded as a receivable by Riverbend as of December 31, 2003.

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