Form 10KSB
period 2004-12-31
RIVERBEND TELECOM INC
filed 2005-04-15
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Registrant’s revenues for its most recent fiscal year: $48,162

At March 29, 2005, 2,046,667 shares of common stock, $.001 par value, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $0.

Documents Incorporated by Reference:

None

Page 1 of 54 pages	Exhibits are indexed on page 38.

PART I

            In this annual report on Form 10-KSB the terms “Riverbend,” “Company,” “we,” “us” and “our” refer to Riverbend Telecom, Inc. and we refer to our $.001 par value common stock as common stock.

            Except for historical information, the following description of our business may contain forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under the heading “Risk Factors.”

Item 1.     DESCRIPTION OF BUSINESS

Recent Developments

            On March 30, 2005, Riverbend entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (“Riverbend Holdings”), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for Riverbend Holdings common stock.  In addition, Riverbend distributed all of the Riverbend Holdings common stock to the then-existing four (4) Riverbend shareholders (the “Spin-Off), on a pro rata basis, one share of Riverbend Holdings common stock for each Riverbend share held by the shareholders.  Riverbend Holdings was recently formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Riverbend Holdings common stock to Riverbend’s current shareholders.  Riverbend Holdings has previously filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, LLC, a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United, Jeffery C. Swank and Paul J. Shovlain, contributed all of their membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result, United became a wholly-owned subsidiary of Riverbend and Messrs. Swank and Shovlain became the majority shareholders of Riverbend.  The Riverbend shareholders who, prior to the effective date of the contribution transaction owned 100% of the outstanding stock of Riverbend, now own approximately 12% of the issued and outstanding stock of Riverbend.  Messrs. Swank and Shovlain now own approximately 88% of the outstanding stock of Riverbend.

            As a result of the Spin-Off, the current telecommunications business of Riverbend is now carried on by Riverbend Holdings, and the automated clearing house services business of United is now carried on by Riverbend, through its 100% ownership interest of United.  Pre-contribution Riverbend shareholders own both Riverbend common stock and 100% of the Riverbend Holdings common stock.  Riverbend does not have any further ownership interest in Riverbend Holdings.

            The current officers and directors of Riverbend resigned on March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reed Green, Jr.  United was a closely held limited liability company, and all of the membership interest of the company were previously owned by Jeffery C. Swank and Paul J. Shovlain.

            As described above, as a result of the Contribution Agreement, current Riverbend shareholders’ ownership interest in Riverbend, which became the business of United, was substantially diluted.  However, as a result of the Spin-Off and distribution of Riverbend Holdings’ shares, the original Riverbend shareholders maintained their current ownership interest in Riverbend’s telecommunications business as represented by the Riverbend Holdings’ common stock that was distributed to all of the pre-contribution Riverbend shareholders.  The former officers and directors of Riverbend are the officers and directors of Riverbend Holdings and are responsible for the continued operation of the telecommunications business of Riverbend Holdings.

            The Spin-Off and the Contribution Agreement were approved by the Riverbend shareholders at a special meeting held on March 30, 2005.

            United is an Automated Clearing House service provider.  Also known as an ACH processor, it caters mostly to customers engaged in businesses that require significant volumes of electronic transactions.  Such services may include direct deposit payroll service, check clearing services, automatic direct debit services, pay-day loan services, and other electronic bill paying services.  United acts as the customer’s ACH processor to clear transactions electronically through the Federal Reserve Banking System.  United is also paid electronically based on its transaction volume for each customer.  To date, the largest portion of United’s business is derived from customers engaged in check cashing and payday loan services.  United has been engaged in the ACH processing business since 1998.

            Please refer to our Current Report on Form 8-K filed April 1, 2005 for additional information concerning the Spin-Off and Contribution Agreement.  For a complete description of the business of United and information concerning its officers, who are now the officers of Riverbend, please refer to our Definitive Proxy Statement dated March 17, 2005.

Business Strategy

            General Strategy

            Riverbend was organized to market telecommunication services for resellers and carriers of local and long distance telephone and prepaid calling card, data and internet services.  In August 2001, Riverbend entered into a non-exclusive marketing agreement with Norcom, Inc., a Florida based reseller of telecommunication services, to market local and long distance services on behalf of Norcom for commission based compensation.  In March 2002, Norcom was purchased by NUI Telecom, Inc. and, through a subsequent assignment agreement, Riverbend’s agreement with Norcom was converted into an agreement with Norcom Agency Services, Inc. (NAS), an entity whose stockholders had been stockholders of Norcom. At the end of 2003, NUI Telecom, Inc. was purchased by its management team from NUI corporation.  Under the new ownership, the company changed its name to BCN Telecom, Inc. In addition, as part of the transaction, BCN Telecom purchased NAS.

            Under the BCN, formerly NAS, agreement, Riverbend continues to receive commission based compensation, including commission compensation from those customers originally solicited by Riverbend on behalf of Norcom.  This is currently the primary marketing agreement Riverbend has entered into and it accounted for approximately 52% of our revenues for the year ended December 31, 2004.  As described above, our agreement with BCN and before its sale, NAS, is not exclusive and, in the next twelve months, we may enter into agreements with carriers or other resellers of telecommunication services; however, we have not had any significant discussions with any carriers or other resellers.  Riverbend is only one of many companies that BCN utilizes to market telecommunications services.

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

Operations

            Since our inception, we have marketed retail telecommunication services offered by BCN (formerly NUI Telecom, Inc.) and prior to their sales, Norcom and NAS, to small and medium-sized businesses and residences primarily in the State of Louisiana and the surrounding regions.  Riverbend functions as an independent sales agent, offering the products and services of the reseller or carrier to our customers on a retail basis.  We currently offer local and long distance telephone services and prepaid calling cards, but may expand our offerings to include data and internet services in the near future.  By focusing our marketing efforts in a small geographic region, we strive to provide our customers with more personalized service and more frequent customer contact, which we hope will translate into increased customer satisfaction and greater customer longevity.  Furthermore, we intend that our concentrated customer base will satisfy voids in certain telecommunication resellers’ or carriers’ networks, making such resellers or carriers more likely to engage the services of Riverbend in their effort to diversify their customer base and expand their service offerings to underserved markets.

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

Market Opportunity

            Our strategy is to focus on selected markets where limited competition exists, and where there is a significant concentration of potential high volume telecommunication customers.  We currently target small and medium-sized businesses and residences in and around the State of Louisiana.  We believe that in recent years the major interexchange companies have focused their efforts on larger markets, leaving our target markets with limited service alternatives.  As a result, we believe there is a market demand for alternative service providers as businesses and residential customers seek competitive pricing, flexible and responsible local service, greater reliability and security.  We believe that we have positioned our self to effectively market the telecommunication services of various resellers and carriers to customers in these target markets.

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

Major Contract

            In August 2001, we entered into a non-exclusive marketing agreement with Norcom, a Florida based reseller of telecommunication services.  Pursuant to the agreement, we were entitled to market local and long distance telephone services on Norcom’s behalf to commercial and residential customers on an agency basis. As described above under the “General Strategy,” in March 2002, Norcom was purchased by NUI Telecom, Inc. and, through a subsequent assignment agreement, Riverbend’s agreement with Norcom was converted into a non-exclusive agreement with NAS, an entity whose stockholders had been stockholders of Norcom.  At the end of 2003, NUI Telecom, Inc. was purchased by its management team from NUI corporation.  Under the new ownership, the company changed its name to BCN Telecom, Inc.  In addition, as part of the transaction, BCN Telecom, Inc. purchased NAS.

            Riverbend is one of many companies with whom BCN enters into marketing relationships.  Under the BCN, formerly NAS, agreement, Riverbend is paid monthly sales commissions based on percentages of revenues generated by those customers provided to BCN through Riverbend’s marketing efforts.  The sales commission percentages vary and depend on the prices of the telecommunication services provided by BCN.  Additionally, the BCN,  formerly NAS, agreement provided that Riverbend shall receive a one-time bonus commission based upon a multiple of 2 times the September 2003 usage revenue of customers that Riverbend solicited on behalf of NAS.  Riverbend recorded $17,217 in bonus commission revenue as of December 31, 2003, which was collected in March 2004.

            BCN is responsible for all credit checks, bad debt, collection costs and billing costs.  Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to NAS.  Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of BCN, be subject to deduction against future commission payments.  Our agreement with BCN is through August 2005, although it can be terminated by BCN upon thirty (30) days notice.  If the agreement is terminated by BCN for reasons other than a material breech by Riverbend, we would be entitled to residual commissions that survive the termination of the agreement provided that the monthly commissionable revenue level, which consists of revenues billed by BCN to customers solicited by Riverbend on behalf of BCN, remains greater than $500.

            Pursuant to our agreement with BCN, we may engage sub-agents to solicit customers for BCN on our behalf.  We may pay sub-agents a commission based upon a portion of the commission revenue we receive each month from BCN.  Commissions paid to individual sub-agents may vary depending upon the amount of work Riverbend is required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent is able to provide to Riverbend.  Currently Riverbend has engaged five sub-agents to solicit customers for BCN on our behalf.

            In an effort to enter contractual relationships with carriers and resellers of telecommunication services, management of Riverbend attends various industry conferences and meetings at which carriers and resellers are present and offering their products.  At such functions, we meet with various carriers and resellers and determine who currently has the best and most favorable telecommunication offerings in a specific geographic region.  Once we identify a specific carrier or reseller, we hope to proceed with negotiating a marketing relationship and contract, which will provide us with commission based compensation for marketing the telecommunication services provided by the carrier or reseller.

Products and Services

            We intend to market a variety of telecommunication products on behalf of resellers or carriers.  With respect to BCN, we currently offer local and long distance telephone services.  We also offer prepaid calling cards and are capable of offering various data and internet services to our customers, but have chosen to initially concentrate the majority of our efforts on marketing long distance services.  We target customers with long distance phone bills ranging between $20 and $700 per month, although we have several large customers with bills over $1,000 per month.  We believe that the products we currently offer provide for favorable rates and services to our customers and will allow us to remain competitive within the industry.  Furthermore, we believe that our targeted customer base, consisting of small and medium-sized businesses and residential customers, is a market traditionally underserved by most telecommunication carriers and resellers.  We believe that these types of customers are more likely to be receptive to the personal attention and service offered by us.

            Although our business may be susceptible to price increases by third party telecommunication providers for whom we market services, we believe that we can continue to provide favorable rates to our customers for the following reasons.  First, many of the currently operating telecommunications companies have determined that maintaining and operating an in-house sales force that would sell to small and medium size businesses is uneconomical.  These companies have therefore designed and offered to the agent community specific programs with rates and commissions competitive with their own product offering so that a segment of the business market can be tapped without incurring the costs associated with a captive sales force.

            Secondly, from a historical perspective, there has been substantial competition between long distance providers and a steady decline in the rate per minute for long distance service.  As a result, it is highly unlikely that Riverbend’s third party providers will attempt to increase the rate per minute at which agents can sell the service because in so doing, the third party providers risk losing market share.  Additionally, many of the customers that Riverbend signs-up for third party service execute term commitments that have rate guarantees.  These term commitments also guarantee Riverbend with certain set commission rates.

            Finally, if one of Riverbend’s third party providers were to raise prices, including by reason of adding an in-house sales force, then Riverbend can market the services of a multitude of other telecommunication providers.  For these reasons, we believe that we can continue to provide favorable rates to our customers through marketing telecommunications services provided by these third party telecommunication companies.

Independent Sub-Agents

            We currently engage five sub-agents to market the services that we offer on behalf of various resellers and carriers.  It is our intent that our sub-agents will have pre-existing relationships with our customers, who may be friends, family members or business associates.  We anticipate that such sub-agents will interact with our customers socially or otherwise and that such interaction will help promote a relationship that will maintain customer loyalty to the sub-agent and to Riverbend.  It is our goal that each sub-agent will have a defined territory, with a defined customer list comprised of prospective customers.  Sub-agents evaluate which products and services should be offered to the customer and illustrate to the customer the potential savings that the customer may realize.  Sub-agents are compensated on a commission basis calculated based on a percentage of the commissions we receive from the reseller or carrier pursuant to our marketing agreements.  Commissions paid to individual sub-agents may vary depending upon the amount of work we are required to perform for any particular sub-agent (which may include accounting services and customer tracking and monitoring) and the customer base the sub-agent provides to Riverbend.  We currently have verbal agreements with four (4) sub-agents to solicit customers on our behalf. In addition, we have a written agreement with one additional sub-agent that provides for the sub-agent to receive 85% of the monthly and one-time bonus commission revenue that Riverbend earns from BCN, and before its sale, NAS, that is attributable to customers solicited by the sub-agent.

            The market for sub-agents is competitive.  However, we believe that we will continue to be able to attract and retain qualified sub-agents by offering them the opportunity to:

•	participate in our stock option plan;
•	work with an experienced and proven management team in building a developing, entrepreneurial company;
•	participate in an attractive, results-oriented compensation package; and
•	market competitive products and services.

Customers

            We identify potential customers through personal and business relationships, referrals and direct solicitation.  Any individual or business that has a need for telecommunication services is a potential customer and we believe can benefit from our competitive service offerings.  Once a customer has consented to using a service offered by us, we require the customer to complete an application for service which sets forth the customer’s specific information and identifies the rates and terms of service that are being offered to the customer.  We then send a service order to the telecommunication reseller or carrier whose service we have marketed to the customer.  The reseller or carrier is then responsible for providing the service, billing for the service, collecting payments and for all customer service functions.  It is anticipated that when a customer has a problem with the contracted service, the customer will contact the reseller or carrier directly.  However, because we believe that customer service has become a critical element in attracting and retaining customers in the telecommunication industry, we will seek to differentiate and market ourselves through our commitment to helping our customers receive customer service from their designated reseller or carrier.  To achieve this goal, our independent sub-agents will attempt to help our customers obtain the desired level of customer service through the reseller or carrier who provides their telecommunication service.

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

            The primary disadvantage for Riverbend is that there are thousands of agents across the country offering the same suite of products.  In order to remain competitive, Riverbend will have to continue to negotiate favorable rates and commissions from its carriers and resellers, and then continue to differentiate its products from its competitors by offering lower end-user rates and higher sub-agent commissions.

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

Employees

            We currently have two employees, Leon Nowalsky and Dr. Roy Greenberg, Riverbend’s executive officers and directors.  Messrs. Nowalsky and Greenberg devote approximately 20% of their time to the business of Riverbend, but are available to devote additional time to our operations if such time is required.  We may hire additional employees in the future.  Messrs. Nowalsky and Greenberg oversee the operations and have agreed to refrain from taking any salary until Riverbend commences generating sufficient cash flow to handle our anticipated expansion plans.  A majority of our selling activities are conducted through a developing network of independent sub-agents who are not employees of Riverbend.  Such agents are paid on a commission basis.  As of the date of this Proxy Statement, we had verbal agreements with four (4) sub-agents and a written agreement with one (1) sub-agent to act on Riverbend’s behalf.

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

            We began marketing telecommunications services in August 2001.  A significant part of our revenue to date has been derived from our marketing of the services offered by BCN, and prior to their sales to BCN (formerly NUI Telecom), NAS and Norcom.  There is limited historical financial information upon which to evaluate how we may perform in the future.  We cannot be sure that we will be able to compete successfully in the telecommunications business.  As a young company, we face numerous risks and uncertainties, including those that relate to our ability to:

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

            Not all of the foregoing factors are within our control.  Riverbend’s ability to manage growth successfully will require Riverbend to continually enhance its operational, management, financial, and information systems and controls.  We may not be able to manage or fund our growth, we may miss profitable opportunities and/or inefficiently allocate our resources which will affect our business, operating results, and financial condition.

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

We currently are dependent on our non-exclusive relationship with BCN to provide us with telecommunication services to market and the termination of this relationship would result in the loss of Riverbend’s primary source of revenues.

            In March 2002, through an assignment agreement, Riverbend entered into an agreement with NAS to provide NAS with marketing services.  NAS is a reseller of telecommunications service, and accordingly we are dependent on NAS’ relationships with telecommunication carriers to provide us with services to market.  This is currently the primary marketing agreement we have entered into.  Our marketing agreement with NAS is through August 2005 and may be terminated by NAS on thirty (30) days notice.  We cannot assure you that NAS will not terminate the agreement or that we will be able to enter into agreements with any other resellers.  Furthermore, if NAS experiences financial difficulties, such difficulties may result in delays in our receipt of commissions due under our contract.  As described above, NAS could terminate our contract and cease all commission payments.  If this were to occur, it would have a materially adverse effect on our business, financial condition and results of operation.

Our continued success will be dependent on our ability to retain and attract experienced and knowledgeable personnel and the loss of the services of our current management would hinder our ability to conduct operations.

            We believe that our continued success will depend to a significant extent upon the abilities and efforts of our current management.  We do not have employment agreements and do not maintain key man life insurance on either of our current management personnel.  The loss of the services of either of our current management, particularly Mr. Nowalsky, our President and Treasurer, would hinder our ability to conduct our operations.

            Additionally, we may hire additional management with experience in our industry.  If we choose to hire additional management, we believe our success will depend, in part, upon our ability to find, hire and retain such additional management personnel.  The inability to find, hire and retain such personnel could affect our ability to effectively compete, adjust and predict changes in our industry.

We believe that our long-term success will depend on our ability to offer additional services and there can be no guarantee that we will be able to offer additional services at any time in the future.

            Riverbend currently offers local and long distance telephone services and prepaid calling cards to its customers.  However, our strategy includes offering additional telecommunication services in the future, such as data and internet services.  The ability of Riverbend to offer these additional services will be limited by our ability to enter into agreements with resellers of such services.  Because we are primarily only a marketer for NAS’ services, until we establish relationships with other resellers, we are limited by NAS’ ability or desire to offer additional services.  Additionally, the entry into new markets entails risks associated with the state of development of the market, intense competition from companies that may have greater financial resources and experience than we do, and increased selling and marketing expenses.  There can be no assurance that we will be able to offer these services or that any services that we are able to offer will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations.

We are only a marketer of resale telecommunications services and are dependent on third parties for our operations.

            We are dependent upon third parties to:

•	provide telecommunications services to our customers;
•	perform customer service functions; and
•	collect billing information and bill customers.

            We do not provide any of the above described services directly.  However, our commission payments may be dependent on the timely and satisfactory performance by resellers or carriers of such services.  If a reseller or carrier does not provide a customer with adequate service, such customer may terminate its use of the service and we would no longer receive any commission with regard to that customer.  Any significant reduction in commissions received by Riverbend would jeopardize Riverbend’s primary revenue stream.

We use independent sub-agents to recruit our customers, and such sub-agents are less likely than traditional employees to remain with our company.

            We use independent sub-agents and our relationships with other resellers to sell our services.  We believe that significant turnover among independent sub-agents from year to year is typical of direct selling.  Activities of the sub-agents in obtaining new customers are particularly impacted by changes in the level of sub-agent motivation, which in turn can be positively or negatively affected by general economic conditions, modifications in the commission and training fees and in our marketing plan, and a number of intangible factors.  Our ability to attract sub-agents could be negatively affected by adverse publicity relating to Riverbend, its services or its operations.  Because of the number of factors that impact recruiting of sub-agents, we cannot predict when or to what extent such increases or decreases in the level of our sub-agent retention will occur.  In addition, the number of sub-agents as a percentage of the population may reach levels that become difficult to exceed due to the finite number of persons inclined to pursue an independent direct selling business opportunity.

Our sales force is made up of independent sub-agents, and as a result, we have less control over the actions of our sales force.

            Our sub-agents are classified as independent contractors and we are unable to provide them with the same level of direction and oversight as we would an employee.  While we expect to implement policies and rules governing the conduct of our sub-agents and intend to periodically review the sales tactics of our sub-agents, it will be difficult to enforce such policies and rules.  Violations of these policies and rules may reflect negatively on Riverbend.  For example, long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching by agents of subscribers’ long distance carriers (also known in the industry as “slamming”).

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

            Our directors and officers, in the aggregate, beneficially own approximately 98% of our outstanding common stock.  These stockholders are able to significantly influence all matters requiring approval by our stockholders, including:

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

            A high level of customer attrition is a characteristic of the domestic residential long distance industry.  Attrition is attributable to a variety of factors, including the termination of customers for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives.  Although we believe that our customer retention strategy, which emphasizes personalized service will be successful, our strategy may prove unsuccessful.

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

PART II

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

            Our common stock is not publicly traded.  As of March 29, 2005, no shares of common stock were subject to outstanding options.

Holders

            As of March 29, 2005, we had approximately 4 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

            The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of December 31, 2004.  The 2001 Stock Option Plan is our only equity compensation plan and it was approved by stockholders, however, no options have been granted pursuant to the Plan.

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

Recent Sales of Unregistered Securities

            We did not sell any unregistered equity securities during the period covered by this report.  However, as described elsewhere, in connection with the spin-off and contribution, on March 30, 2005, Riverbend issued an aggregate of 15,315,000 shares of common stock to Messrs. Swank and Shovlain in exchange for all of their membership interests in Untied.  Riverbend relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes indexed in Item 7 of this Form 10-KSB and attached to this report.

Cautionary Statement Regarding Forward Looking Information

            This Form 10-KSB for the year ended December 31, 2004 contains forward-looking statements, including among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Executive Summary

            Riverbend is a developmental stage company that has no significant revenues from planned operations.  It currently markets on a limited basis local, long distance, and prepaid calling card telecommunication services to residential customers and small to medium sized businesses in Louisiana.  Riverbend functions as an independent sales agent offering the products and services of carriers and resellers to customers on a retail basis.  In addition, Riverbend provides management services to other independent sales agents who sell telecommunication services.  Since Riverbend’s inception in August 2001, it has marketed local and long distance telephone services for one primary reseller, BCN (formerly NUI Telecom, Inc.).  Additionally, Riverbend has provided management services to one independent sales agent, who is the majority stockholder’s (Mr. Nowalsky) wife.

            The majority, 52% for 2004 and 77% for 2003, of Riverbend’s revenues, exclusive of a one-time commission bonus in 2003, are generated from recurring commissions earned on the usage of each of the customers that Riverbend is responsible for providing to BCN, and prior to its sale, NAS.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by BCN.

            Additionally, 42% of Riverbend’s revenues for 2004 and 15%, of the revenues, exclusive of the one-time commission bonus, for 2003 were earned from providing management services to Mr. Nowalsky’s wife.  These services included managing the network of sales agents developed by Mr. Nowalsky’s wife. As consideration for its management services, Riverbend receives one-third of commissions received by Mr. Nowalsky’s wife.

            Since 2002, commission revenue earned from BCN (formerly NUI Telecom, Inc.), and prior to their sales, NAS and Norcom, has decreased as a percentage of total revenues, exclusive of the one-time commission bonus from NAS in 2003.  The percentage has gone from 90%, or $50,700, in 2002 to 52%, or $24,900, for 2004.  The decrease in revenues, exclusive of the one-time bonus commission, is mainly attributable to BCN (formerly NUI Telecom, Inc.), the company that purchased Norcom in March 2002 from individuals who later formed NAS, deciding that commissions should not be paid to Riverbend on house accounts and toll free numbers of Norcom.  These commissions had been paid to Riverbend since 2002 when NUI Telecom purchased Norcom and Riverbend’s agreement with Norcom was assigned to NAS, which utilized the network services of BCN Telecom (formerly NUI Telecom), as explained in the Major Contract section above.  Therefore, beginning in the second quarter of 2003, Riverbend no longer received commissions on long distance calls made by Norcom employees and toll free calls made by Norcom customers.

            The action taken by BCN (formerly NUI Telecom, Inc.) in 2003 was not unexpected as it had a company policy of not paying commissions on usage associated with its employees.  Therefore, as a result of BCN’s (formerly NUI Telecom, Inc.) purchase of Norcom, the policy was applied to, and accepted by, Riverbend, which resulted in the stated decrease in revenues.

            We anticipate that in the short-term the revenues earned from Mr. Nowalsky’s wife will continue to increase as a percentage of total revenues, due in large part to her growing volume of business from which her commissions are based.  Conversely, commission revenues earned from BCN (formerly NUI Telecom, Inc.) will probably decrease as a percentage of total revenues.  This trend is anticipated until such time as Riverbend recruits more sub-agents to sell BCN services, the current sub-agents increase their volume of business, and/or Riverbend becomes an independent agent for other resellers and carriers, including those that offer services in addition to those offered by BCN.

            In 2004, Riverbend’s Board of Directors, management and professional consultants spent considerable time on the details, which are described below, of the contribution transaction with United Check Services, LLC.  As a result of the time required in negotiating and preparing for this reorganization, less time has been devoted to growing Riverbend’s business.  We anticipate that since the contribution transaction has now been completed, focus can be turned to growing the telecommunications business through Riverbend Holdings, Inc.

            On May 20, 2004, Riverbend Telecom formed Riverbend Holdings, Inc., a wholly-owned subsidiary incorporated under the laws of the State of Colorado. On July 14, 2004, Riverbend entered into a contribution agreement with Riverbend Holdings and all of the equity owners of United Check Services, L.L.C., a Louisiana limited liability company (“United”). Pursuant to the agreement, which was approved by stockholders on March 30, 2005, and related transactions, Riverbend has (i) transferred all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for 2,046,567 shares of Riverbend Holdings common stock; (ii) distributed 2,046,667 shares of Riverbend Holdings common stock then owned by Riverbend to the Riverbend stockholders; and (iii) issued 15,315,000 shares to the United Members, who now own 88.2% of the issued and outstanding shares of Riverbend common stock, in exchange for all of their membership interests in United.  The agreement also provided that Riverbend enter into an employment agreement with Walter Reid Green, Jr., the Chief Financial Officer of United, to serve in a similar capacity with Riverbend.  A copy of the agreement was attached as an exhibit to our Form 8-K filed April 1, 2005.

            Additionally, in order to effectuate the issuance of 15,315,000 shares to the United members, Riverbend’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 75,000,000 shares.

            As a result of the transactions described above, effective March 30, 2005, there was a change in control of Riverbend to United’s management, the assumption of United’s operations and liabilities and the change of Riverbend’s corporate name to UCS Holdings, Inc. or something similar.  Riverbend stockholders will maintain their current ownership in the telecommunications business of Riverbend by virtue of their identical ownership interest in Riverbend Holdings.

            Riverbend filed a definitive proxy statement with the Securities and Exchange Commission to seek stockholder approval with respect to the transactions described above.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position over the past two fiscal years.  This section should be read in conjunction with the financial statements and related notes included in this Form 10-KSB.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

            Riverbend’s revenue for the year ended December 31, 2004 was $48,162 as compared to $60,214 for the year ended December 31, 2003.  The $12,052 or 20.0% decrease is mainly attributable to a one-time bonus commission of $17,217 earned in 2003 from NAS.  In addition, it is also attributable to a $8,289 decrease in recurring commissions from BCN, and prior to its sale, NAS.  These revenue decreases were partially offset by an increase of $13,721 in commission revenues earned from Mr. Nowalsky’s wife.

            The decrease in BCN, and prior to its sale, NAS recurring commission revenues is mainly attributable to BCN (formerly NUI Telecom, Inc.), the company that purchased Norcom in March 2002, deciding that commissions should not be paid to Riverbend on house accounts and toll free numbers of Norcom.  Therefore, commencing in 2003, Riverbend no longer received commissions on long distance calls made by Norcom employees and on the toll free calls made by Norcom customers.  The increase in revenues from Mr. Nowalsky’s wife is based on her growing volume of business from which her commissions are based as explained in the Executive Summary.

The following table presents the composition of revenue in 2004 and 2003:

Revenue:	2004 Dollars	Percentage	2003 Dollars	Percentage	Variance Dollars
Commissions – BCN/NAS (Recurring)	$24,928	51.8%	$33,217	55.2%	($8,289)
Commissions – BCN/NAS (One-Time Bonus)	-	- %	17,217	28.6%	(17,217)
Commissions – Related Party	20,321	42.2%	6,600	11.0%	13,721
Commissions – Real Estate	2,913	6.0%	2,771	4.6%	142
Sale of Prepaid Calling Cards	-	- %	259.4%		(259)
Other	-	- %	150.2%		(150)

Total Revenue	$48,162	100.0%	$60,214	100.0%	($12,052)

Cost of Revenue and Gross Profit

            Riverbend’s cost of revenue for the year ended December 31, 2004 was $13,956 as compared to $31,454 for the year ended December 31, 2003.  Included in 2003 cost of revenue is $10,961 in one-time bonus commission expense due to a sub-agent of Riverbend.  Exclusive of this one-time bonus commission, 2004 cost of revenue of $13,956, was $6,537 or 31.9% lower than 2003 cost of revenue of $20,493.

            The significant decrease in cost of revenue, exclusive of the one-time bonus commission, is mainly attributable to a reduction in commission expense related to the decreased revenues from the Norcom house accounts and toll free calls described above. Since Riverbend was no longer earning commission revenue on the Norcom house accounts and toll free calls, it no longer had to pay commissions to the sub-agent responsible for providing the Norcom account to the Company. Thus, Riverbend incurred less commission expense.

            The following table presents the composition of cost of revenue in 2004 and 2003:

Cost of Revenue:	2004 Dollars	Percentage	2003 Dollars	Percentage	Variance Dollars
Commissions – BCN/NAS (Recurring)	$13,956	100.0%	$20,493	65.2%	($6,537)
Commissions – BCN/NAS (One-Time Bonus)	-	-	10,961	34.8%	(10,961)
Total Cost of Revenue	$13,956	100.0%	$31,454	100.0%	($17,498)

            Riverbend’s gross profit for the year ended December 31, 2004 was $34,206 or 71.0% as compared to $28,760 or 47.8% for the year ending December 31, 2003.  The $5,446 or 23.2 percentage point increase in gross profit is mainly attributable to the revenue and gross profit on the related party commissions increasing by $13,721 from 2003. This increase was due to Mrs. Nowalsky’s growing volume of business generating higher commissions for her, from which Riverbend earns a one-third share.  The $13,721 increase in gross profit on the related party commissions was partially offset by an $8,008 decrease in gross profit due to lower one-time and recurring BCN commission revenues in 2004.  The lower recurring BCN commission revenues are mainly due to Riverbend no longer earning commissions on Norcom house accounts and toll free calls as described above. In addition, the significant improvement in gross profit margin is partly attributable to Riverbend earning better margins on commissions generated by its two largest sub-agents.

                Management anticipates that revenues and gross profit margins will continue to increase.  In the short-term, we expect revenues earned from BCN to remain constant with 2004 but revenues earned from Mr. Nowalsky’s wife to increase due to her growing volume of business.  Furthermore, cost of revenues are mainly comprised of commissions paid to sub-agents who are responsible for soliciting customers to subscribe to BCN services on behalf of Riverbend.  Management anticipates that cost of revenues will remain constant with 2004 since the commission revenues that the commission expenses are based on are anticipated to remain constant.

            Since revenues are anticipated to increase as a result of increased commissions earned from Mr. Nowalsky’s wife, and cost of revenues to remain constant with 2004, management expects gross profit margins to continue to improve.

General and Administrative

            Riverbend’s general and administrative expenses for the year ended December 31, 2004 was $55,722 as compared to $27,407 for the year ended December 31, 2003.  The $28,315 or 103.3% increase is attributable to increased legal and accounting fees related to the execution of the contribution agreement and preparation of the proxy statement providing for the acquisition of United.

            Now that the net assets of Riverbend have been distributed to Riverbend Holdings pursuant to the previously described spin-off transaction and the acquisition by Riverbend of United, management anticipates a decrease in the general and administrative expenses of Riverbend Holding’s telecommunications business.

Provision for income taxes

            Riverbend has $29,223 of net operating loss carryforwards that expire over the course of years 2021 through 2024.  However, the Company’s acquisition and reorganization described above constitutes a change in control as defined by the Internal Revenue Code, which will limit the use of net operating loss carryforwards in future periods.  We have no provision for a deferred tax asset since the realization of the asset is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available.  Because of the uncertain nature of the deferred tax asset’s ultimate realization, a valuation allowance equal to the deferred tax asset balance has been recorded.

Liquidity and Capital Resources

            At December 31, 2004, Riverbend had $22,285 in cash and a $7,165 working capital surplus as compared to $36,080 in cash and a $27,746 working capital surplus at December 31, 2003.  The $20,581 decrease in working capital is due mainly to a $27,252 decrease in cash and receivables partially offset by a $10,710 decrease in accrued expenses.  The decrease in receivables and accrued expenses relates to the $17,217 one-time bonus commission receipt and $10,961 corresponding sub-agent bonus commission payment in March 2004. The $13,795 decrease in cash is mainly due to the payment of legal and accounting fees related to the execution of the contribution agreement and preparation of the proxy statement providing for the acquisition of United. Finally, a $44,123 increase in accounts payable is partially offset by a $40,000 receivable from United at December 31, 2004.  The payable increase is attributable to legal and accounting fees related to the acquisition of United, of which $40,000 in fees will be reimbursed to Riverbend by United at the closing of the contribution transaction.

                We believe that Riverbend can satisfy its cash requirements, which we estimate to be approximately $70,000, for the next twelve (12) months with cash on hand, collection of the $40,000 receivable from United now that the reorganization acquisition has been completed, through commission revenue from current and future customer accounts and, if necessary, capital contributions from the majority stockholder.  However, there are no assurances that any of these potential funding sources will be available.  If the overall outcome of the various uncertainties affecting us as described in this report is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all.  In addition, upon completion of the acquisition of United and the spin-off of our current telecommunications operations, our business, management, stockholder composition and cash requirements will change.

            The majority stockholder, President and Treasurer, Mr. Leon Nowalsky, has contributed capital to Riverbend previously.  In connection with Riverbend’s formation, he assigned to it the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  While such lease commission revenues are not an integral part of our business plan, the commission payments provide Riverbend with additional revenue to help pay its operating costs.  For the years ended December 31, 2004 and 2003, lease commission revenues were $2,913 and $2,771, respectively.

            In addition, Mr. Nowalsky loaned Riverbend $5,000 in August 2002.  The funds were used by Riverbend for working capital needs.  The loan is unsecured and it earns interest at a rate of 5%.  As of December 31, 2004, Riverbend has incurred $596 in interest expense payable to Mr. Nowalsky.

            There are no present arrangements for the majority stockholder to make capital contributions.  However, as indicated above, the majority stockholder is willing to consider additional contributions if it becomes necessary.

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

Commission Revenue Recognition

            As described in Note 5 to the December 31, 2004 financial statements, Riverbend earns commission revenue in consideration for the management of the agent business developed by Mr. Nowalsky’s wife. Riverbend receives one-third of all commissions Mr. Nowalsky’s wife receives based on the use of telecommunication services by end-users sold by her or her network of subagents. Quite often, there is a lag time of at least a couple of months from the month the commissions are earned by Mrs. Nowalsky to the month that she learns of the amounts earned.  Accordingly, Riverbend does not learn of the amount of its one-third share until such time as she learns of her earned commission amount.  In addition, Mrs. Nowalsky’s earned commissions, and correspondingly Riverbend’s, may vary from month to month based on the varying number and usage of those customers that Mrs. Nowalsky and her network of subagents provide to the telecommunication service providers. Therefore, Riverbend’s financial statements are often issued with an estimate of the commission revenue that Riverbend has earned from Mrs. Nowalsky’s wife.  Historically, the adjustment for the difference between the estimated and actual commission revenues have been immaterial.

Commission Expense Recognition

            Riverbend has entered into relationships with independent subagents to provide, on behalf of Riverbend, customers to NAS, a reseller of local and long distance telecommunication services.  As consideration for providing customers to NAS on behalf of Riverbend, the subagents are paid a portion of the commissions that Riverbend receives from NAS.  Riverbend typically receives payment of its commissions by approximately the third week following the month that the commissions are earned.  However, Riverbend does not receive the written documentation, which indicates the portion of its commission revenues attributable to each of its subagents, supporting its earned and received commissions until a much later date. As a result, Riverbend cannot calculate the exact amount due to its subagents until the documentation is received.  Thus, financial statements are often issued with an estimate of the commission expense payable to its subagents.  Historically, the adjustment for the difference between the estimated and actual commission expenses have been immaterial.

Item 7.     FINANCIAL STATEMENTS

Index to Financial Statements:
Independent Auditors’ Report	F-1, F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-14

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

Item 8A.     CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, he concluded that Riverbend’s disclosure controls and procedures are effective in enabling us to:

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

            (b)     Changes in internal control over financing reporting

            There were no changes in Riverbend’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Riverbend’s internal control over financial reporting.

Item 8B.     OTHER INFORMATION

            Not Applicable

PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS

            The following table sets forth certain information regarding our executive officers, directors and key employees as of March 29, 2005:

Name	Age	Position	Director Since

Leon Nowalsky	43	President, Treasurer and a Director	2001
Roy Greenberg	50	Secretary and a Director	2001

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

Family Relationships

            Mr. Nowalsky and Mr. Greenberg are brothers-in-law.

Section 16(a) Beneficial Ownership Reporting Compliance

            To our knowledge, during the fiscal year ended December 31, 2004, our ten percent (10%) stockholders, officers and directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended.  This statement is based solely on a review of the copies of such reports furnished to us by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

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

Change in Management

            On March 30, 2005, pursuant to the Contribution Agreement discussed elsewhere in this Report, Riverbend’s Board of Directors appointed Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr. as directors of Riverbend and Mr. Swank as President and Mr. Green as Chief Financial Officer, Treasurer and Secretary.  Biographical information concerning the newly appointed directors and officers is as follows:

            Mr. Swank, age 45, co-founded United in 1998 in order to provide the means to efficiently collect and settle funds electronically through the ACH Network.  He attended Tulane

University, majoring in Management and Finance.  Mr. Swank has been successful in numerous businesses including real estate development, financial services businesses, and debt collection agencies.  From 1995 through 2003 he was engaged in the executive management of approximately fifty payday and title loans stores, employing approximately 350 workers, across five states within the southeastern portion of the United States.  Beginning in late 2003, Mr. Swank began developing a plan to expand the operations of United, including the decision to convert United from a privately held entity into a public company.

            Mr. Shovlain, age 63, co-founded United in 1998.  He obtained his Bachelors of Business Administration degree from the University of Iowa in 1962.  He has in excess of 40 years in business management and ownership experience, including successful automotive retail businesses, real estate holdings, and cash advance businesses.  As co-founder, Mr. Shovlain participated in the management of United since its inception, including the decision to transform United into a public company.

            Mr. Green, age 45, has a total of twenty years experience within accounting, management, and finance.  In December 1983, Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University.  He successfully completed the uniform Certified Public Accountant examination in August 1986.  His experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries.  In January 1993, Mr. Green became Treasurer and Chief Financial Officer of Pacesetter Ostrich Farm, Inc. following its initial public offering and listing on NASDAQ.  Mr. Green also served on its Board of Directors.  In 1998, this company completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems.  It’s customer base consisted mostly of larger public companies including AT&T, SBC Communications, Adesta Communications, and Espire Communications.  In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana.  In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc. to become a publicly traded company.  Since December 2003, Mr. Green has devoted substantially all of his business time to United.

            Mr. Green has entered into an employment agreement with Riverbend pursuant to which he will serve as Chief Financial Officer.  Under the employment agreement, Mr. Green will receive an annual base salary of $75,000, an option to purchase 312,000 shares of the Company’s common stock at a price of $0.03 per share, which shall vest immediately upon grant, and any health insurance, life insurance, accident insurance, sick pay, vacation, 401(k) plan, or other plan or benefits afforded by Riverbend to its employees generally or its executive employees specifically.  A copy of the employment agreement is attached to this Report as Exhibit 10.8.

            Jeffrey C. Swank and Paul J. Shovlain were formerly the sole stockholders or members of numerous companies engaged in the lending business in the state of Florida and elsewhere.  The majority of the companies were domiciled in Louisiana and operated under the name “Cash Cow.”  On January 7, 1999, the Florida Department of Banking and Finance filed an administrative complaint and sought a cease and desist order against Jeffrey Swank, Paul Shovlain and Cash Cow (collectively “Respondents”), alleging that they engaged in the business of making consumer finance loans without obtaining a license from the Florida Department of Banking and Finance and charged interest rates on such loans in excess of the amount allowed by Florida Statute.  On December 22, 2000, following several hearings, a cease and desist order was entered and Respondents were ordered to pay a fine.  In addition, Jeffrey Swank and Cash Cow separately filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Florida in 1999.  With respect to Mr. Swank, an Order Confirming the Plan was entered November 27, 2002.  With respect to the Cash Cow entities, an Order of Dismissal was entered on December 5, 2001.

            In May 2002, Reid Green filed for protection under Chapter 7 of the federal bankruptcy code in connection with Primelink Systems, a telecommunications service provider of which he was the Chief Financial Officer, default on substantial financial commitments owed to him.  The bankruptcy was discharged on November 18, 2002.

            In connection with the transactions described in Item 1.01 of this Report, Mr. Leon Nowalsky resigned as the President, Treasurer and a director of Riverbend and Dr. Greenberg resigned as Secretary and a director.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Salary(1)			Restricted Stock Award(s) ($)	Options/ SARs (#)	All Other Compensation ($)
	Year	($)	Bonus

Leon Nowalsky,	2004	$ 0	$ 0	-0-	-0-	$ 0
President and Treasurer	2003	$ 0	$ 0	-0-	-0-	$ 0
	2002	$ 0	$ 0	-0-	-0-	$ 0

Roy Greenberg,	2004	$ 0	$ 0	-0-	-0-	$ 0
Secretary	2003	$ 0	$ 0	-0-	-0-	$ 0
	2002	$ 0	$ 0	-0-	-0-	$ 0
____________________
(1) Our officers did not receive any compensation during the periods indicated.

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

Stock Options Granted to Executive Officers During Last Fiscal Year

            The following table sets forth certain information regarding grants of stock options to Riverbend’s executive officers during fiscal year 2004.

Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)
Leon Nowalsky	0	--	--	--
Roy Greenberg	0	--	--	--

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

            The following table sets forth certain information with respect to stock options exercised by Riverbend’s executive officers during fiscal year 2004.  In addition, the table sets forth the number of shares covered by unexercised stock options held by executive officers as of December 31, 2004 and the value of “in-the-money” stock options, which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of December 31, 2004.

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

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

            The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 29, 2005 by:

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

Changes in Control

            As a result of the contribution and spin-off transactions described elsewhere in this report, there was a change in control of Riverbend to United’s management, the assumption of United’s operations and liabilities.  The closing of these transactions occurred on March 30, 2005.  Please refer to disclosure under “Change in Management” on page 31 for additional information.

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

            For the year ended December 31, 2004, we received $20,321 from the assignment of commission income from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunications services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

            In addition, in August 2002, Leon Nowalsky loaned $5,000 to Riverbend to assist with operating costs.  The loan was evidenced by a promissory note that bears interest at 5% per year and is payable upon demand.

Item 13.     EXHIBITS

(a)	Exhibits:

	3.1	Articles of Incorporation of Riverbend Telecom, Inc. dated August 21, 2001 (1)
	3.2	Bylaws of Riverbend Telecom, Inc. (1)
	3.3	First Amended and Restated Articles of Incorporation of Riverbend Telecom, Inc.*
	10.1	Independent Contractor Agreement between Riverbend Telecom, Inc. and Norcom, Inc. (1)
	10.2	NAS Agency Agreement dated July 30, 2002(2)
	10.3	Assignment Agreement dated July 30, 2002(2)
	10.4	Assignment Agreement dated January 1, 2003(2)
	10.5	Contribution Agreement between Riverbend Telecom, Inc., Riverbend Holdings, Inc., Leon Nowalsky and the equity owners of United Check Services, LLC, dated July 14, 2004 (3)
	10.6	Letter Agreement dated August 5, 2004(4)
	10.7	Agreement and Plan of Reorganization between Riverbend Telecom, Inc. and Riverbend Holdings, Inc. dated March 30, 2005*
	14	Code of Ethics(2)
	16	Letter from Wegmann – Dazet & Company, APC to The Securities and Exchange Commission dated October 29, 2003 (5)
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
-38-
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
________________ * Filed Herewith
(1)	The documents identified are incorporated by reference from Riverbend’s Registration Statement on Form 10-SB filed April 23, 2002.
(2)	The documents identified are incorporated by reference from Riverbend’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004.
(3)	The document identified is incorporated by reference from Riverbend’s Form 8-K filed on July 21, 2004.
(4)	The document identified is incorporated by reference from Riverbend’s Form 8-K filed on August 30, 2004.
(5)	The document identified is incorporated by reference from Riverbend’s Form 8-K filed on October 30, 2003.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table shows the aggregate fees billed to Riverbend for professional services by Coulter & Justus, P.C. for the fiscal years 2004 and 2003, respectively:

	Fiscal 2004	Fiscal 2003

Audit Fees	$17,726	$1,565
Audit-Related fees	2,632	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$20,358	$1,565

            Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of Riverbend’s financial statements for fiscal years 2004 and 2003, for the reviews of the financial statements included in Riverbend’s quarterly reports on Form 10-Q during fiscal 2004 and 2003, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

            Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.

            Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

            All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBEND TELECOM, INC.

Date: March 30, 2005	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer
(Principal Executive and Financial Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Nowalsky Leon Nowalsky	President, Treasurer and Director (Principal Executive and Financial Officer)	March 30, 2005

/s/ Roy Greenberg Roy Greenberg	Secretary and Director	March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Riverbend Telecom, Inc.

We have audited the accompanying consolidated balance sheet of Riverbend Telecom, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the 2004 and 2003 amounts included in the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2002, included in the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2004.  These amounts were audited by other auditors whose report dated March 19, 2003, expressed an unqualified opinion on the financial statements taken as a whole, and our opinion, insofar as it relates to the statements of operations and cash flows for the period from August 21, 2001 (inception) through December 31, 2002, included in the statements of operations, stockholders’ equity and cash flows for the period from August 21, 2001 (inception) through December 31, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Riverbend Telecom, Inc. and subsidiary (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and the period from August 21, 2001 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

March 29, 2005

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee

F-1

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors
Riverbend Telecom, Inc.

                We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows for the period August 21, 2001 (inception) through December 31, 2002 of Riverbend Telecom, Inc. (a development stage company).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, and its cash flows for the period August 21, 2001 (inception) through December 31, 2002 of Riverbend Telecom, Inc. (a development stage company) in conformity with accounting principles generally accepted in the United States of America.

                                                                                              WEGMANN DAZET & COMPANY

Metairie, Louisiana
March 19, 2003

F-2

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
- - - - - - -
December 31, 2004 and 2003

ASSETS

	2004	2003

Current Assets
Cash	$22,285	$36,080
Accrued phone commissions	7,043	20,500
Receivable – real estate commissions (Note 2)	1,010	906
Due from United Check Services, LLC (Note 7)	40,000	-
Inventory	91	91

Total Current Assets	70,429	57,577

Receivable – real estate commissions (Note 2)	13,479	14,414

Total Assets	$83,908	$71,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003

Current Liabilities
Accounts Payable	$57,668	$13,525
Accrued Expenses	596	11,306
Note Payable to Stockholder (Note 3)	5,000	5,000

Total Current Liabilities	63,264	29,831

Stockholders’ Equity
Common Stock; $.001 par value; 10,000,000 shares authorized; 2,046,667 issued (Note 7)	2,047	2,047
Additional paid-in capital	55,051	55,051
Deficit accumulated during the development stage	(36,454)	(14,938)

Total Stockholders’ Equity	20,644	42,160

Total Liabilities and Stockholders’ Equity	$83,908	$71,991

See accompanying Notes to Consolidated Financial Statements.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
- - - - - - - - - - - -
Years ended December 31, 2004 and 2003 and for the Period
from August 21, 2001 (inception) through December 31, 2004

	2004	2003	August 21, 2001 (inception) through December 31, 2004

Revenues	$48,162	$60,214	$183,754

Cost of revenues	13,956	31,454	104,837

Gross profit	34,206	28,760	78,917

Operating expenses:
General and administrative	55,722	27,407	115,371

Net (loss) income	$(21,516)	$1,353	$(36,454)

Weighted average number of shares outstanding	2,046,667	2,046,667

(Loss) income per share – basic and fully diluted	$(0.01)	$0.00

See accompanying Notes to Consolidated Financial Statements.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
- - - - - - - - - - - - - - - - -
For the Period August 21, 2001 (inception) through December 31, 2004

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Common stock issued for payment of organization cost, assignment of a receivable and the contribution of prepaid calling card inventory	2,000,000	$2,000	$20,098		$22,098

Net loss for the period from inception to December 31, 2001				$(5,730)	(5,730)

Balance as of December 31, 2001	2,000,000	2,000	20,098	(5,730)	16,368

Net loss for the year ended December 31, 2002				(10,561)	(10,561)

Balance as of December 31, 2002	2,000,000	2,000	20,098	(16,291)	5,807

Private placement of common stock with the proceeds being used for working capital purposes	46,667	47	34,953		35,000

Net income for the year ended December 31, 2003				1,353	1,353

Balance as of December 31, 2003	2,046,667	2,047	55,051	(14,938)	42,160

Net loss for the year ended December 31, 2004				(21,516)	(21,516)

Balance as of December 31, 2004	2,046,667	$2,047	$55,051	$(36,454)	$20,644

See accompanying Notes to Consolidated Financial Statements.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - - - - - - - - - -
Years Ended December 31, 2004 and 2003 and for the Period
from August 21, 2001 (inception) through December 31, 2004

	2004	2003	August 21, 2001 (inception) through December 31, 2004

Cash Flows from Operating Activities
Net (loss) income	$(21,516)	$1,353	$(36,454)
Receivable from United Check Services, LLC	(40,000)	-	(40,000)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Additional paid-in capital issued for stockholder payment of organization cost	-	-	5,000
Decrease (Increase) in accrued phone commissions	13,457	(18,060)	(7,043)
Decrease in receivable – real estate commissions	831	761	2,511
(Increase) Decrease in inventory	-	(32)	7
Increase in accounts payable	44,143	1,125	57,668
(Decrease) Increase in accrued expenses	(10,710)	11,211	596

Net Cash Used in Operating Activities	(13,795)	(3,642)	(17,715)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	35,000	35,000
Loan from Stockholder	-	-	5,000

Net Cash Provided by Financing Activities	-	35,000	40,000

Net (Decrease) Increase in Cash	(13,795)	31,358	22,285

Cash at beginning of period	36,080	4,722	-

Cash at end of period	$22,285	$36,080	$22,285

See accompanying Notes to Consolidated Financial Statements.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31, 2004 and 2003 and for the Period
from August 21, 2001 (inception) through December 31, 2004

1)	Summary of significant accounting policies

This summary of accounting policies for Riverbend Telecom, Inc. (the “Company”) and its wholly-owned subsidiary, Riverbend Holdings, Inc., is presented to assist in understanding the Company’s financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

a)

Organization and basis of presentation
 Riverbend Telecom was incorporated under the laws of the State of Nevada on August 21, 2001.  The Company is in the development stage as there have been no significant revenues earned from planned principal operations.

On May 20, 2004, Riverbend Telecom formed Riverbend Holdings, Inc., a wholly-owned subsidiary incorporated under the laws of the State of Colorado to facilitate the transfer of the Company’s assets and liabilities pursuant to the Company’s Contribution Agreement discussed more fully in Note 7.

The Company’s policy is to prepare its financial statements on the accrual basis of accounting with a fiscal year end of December 31st.

	b)	Principles of Consolidation The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions are eliminated.

c)

Nature of business
 The Company was organized to market as an independent sales agent telecommunication services for carriers and resellers of local and long distance telephone, and prepaid calling card, data and internet services.  The Company will enter into contracts with various telecommunication carriers and resellers that will provide for an ongoing commission stream to the Company for local, long distance, data and internet usage generated by each of the customers that the Company is responsible for providing to the carriers and resellers.

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

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31, 2004 and 2003 and for the Period
from August 21, 2001 (inception) through December 31, 2004

1)	Summary of significant accounting policies

c)

Nature of business (continued)
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

d)

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

	e)	Cash and cash equivalents For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

	f)	Fair value of financial instruments The fair value of the Company’s financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

	g)	Inventory Inventory consists of prepaid telephone cards that are stated at the lower of cost (first-in, first-out method) or market.

h)

Receivables
 The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. The Company has experienced no credit losses.

	i)	Major agency agreements In late 2003 BCN Telecom, Inc. (“BCN”) (formerly “NUI Telecom, Inc.”), a reseller of telecommunication services, purchased Norcom Agency Services, Inc., (“NAS”).

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31, 2004 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2004

1)	Summary of significant accounting policies

i)

Major agency agreements (continued)
 Riverbend had an agreement with NAS to provide it with customers seeking local, long distance data and internet telecommunication services, of which the Company decided to concentrate its initial efforts on marketing long distance services.  Under the non-transferable and non-exclusive BCN (formerly NAS) agreement, Riverbend is paid commissions by BCN on all local and long distance revenues generated by BCN from customers provided to it by the Company.

The agreement, which can be terminated by BCN with 30 days notice, expires in August 2005; however, a new agreement may be entered into at the expiration of the current agreement.

Additionally, the agreement provided for a one-time bonus commission to be paid to the Company based on the September 2003 usage revenue generated by NAS, which was subsequently purchased by BCN as described above, from customers provided to it by the Company.  In 2003, the Company earned $17,217 in bonus commissions under this arrangement, which amounted to 29% of total revenues. The bonus commission was received in March 2004.

For the years ended December 31, 2004 and 2003, the Company earned 52% or $24,928 and 84% or $50,434, respectively, of its revenue from commissions paid by BCN.

The Company has agreements with five sub-agents to provide customers, on the Company’s behalf, to BCN. Pursuant to agreements with the sub-agents, portions of the commissions that are received by the Company from BCN are paid to the sub-agents. In addition, one of the sub-agents was entitled to $10,961 of the $17,217 bonus commissiondescribed above, which amounted to 35% of total cost of revenues in 2003.
For the years ended December 31, 2004 and 2003, the Company incurred $13,956 and $31,454, respectively, in commission expense under these agreements.

j)

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

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31, 2004 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2004

1)	Summary of significant accounting policies

k)

Stock-based compensation
 The Company accounts for its stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" (“FAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (“FAS 148”). The Company has no awards issued or outstanding under its stock option plans; accordingly, there is no impact on the Company’s results of operations had the Company adopted the fair value recognition provisions of FAS 123.

l)

Earnings (loss) per share
 Basic earnings (loss) per common share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the year ended December 31, 2004.

m)

Recent Pronouncements
 In December 2004, the Financial Accounting Standards Board issued SFAS 123R, "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The Statement is effective for interim periods beginning after December 15, 2005. The Company is currently assessing the impact of adopting SFAS No. 123R on its consolidated results of operations.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31, 2004 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2004

2)	Receivable - real estate commissions

            In 2001, the majority shareholder assigned to the Company the current and future rights to receive real estate commissions in connection with a lease agreement for real property located in Texas.  In addition, the majority shareholder assigned to the Company the rights to receive a commission of 1.5% to 2.5% on the selling price of the property subject to certain limitations. The underlying lease can be renewed for three consecutive periods of ten years each, under the same terms and conditions as the primary term.

            The receivable for these real estate commissions earns interest at 19.5% and has a carrying value of $14,489 (including $1,010 reflected as current) at December 31, 2004, and $15,320 (including $906 reflected as current) at December 31, 2003.

3)	Note Payable

            The company has an unsecured note payable to the majority stockholder in the amount of $5,000.  The note bears interest at 5% and is payable on demand.  The Company incurred $250 in interest expense during 2004 and 2003.

4)	Stock option plan

            In August 2001, the Company’s Board of Directors adopted a stock option plan (the “2001 Stock Option Plan”).  The Plan, which expires in August 2011, authorizes the Board of Directors to grant non-qualified and incentive stock options, stock awards and stock appreciation rights to eligible employees, directors, officers and consultants of the Company.  The Plan provides for the reservation and availability of up to 2,000,000 shares of common stock of the Company. The Board of Directors fixes the term of any option granted under the Plan at the time the option is granted.  As defined in the Plan, the exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant and shall vest as determined by the Board of Directors.  There are no options, stock awards or stock appreciation rights granted under the Plan for the year ended December 31, 2004 or 2003.

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31, 2004 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2004

5)	Related Party Transactions

            For the years ended December 31, 2004 and 2003, the Company earned $20,320 and $6,600, respectively, from an assignment of commission revenues from Mr. Nowalsky’s wife.  The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

6)	Income Taxes

            The Company has no provisions for current or deferred income taxes for the years ended December 31, 2004 and 2003.

            Under the asset and tax liability method of SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The tax effects of temporary differences that give rise to the deferred tax assets as of December 31 are as follows:

	2004	2003

Deferred tax assets:

Net operating loss carryforwards	$4,383	$197
Accrued expenses		1,644
Organizational costs	1,085	400

	5,468	2,241
Less: Valuation allowance	(5,468)	(2,241)

	$0	$0

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31,2004 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2004

6)	Income Taxes (continued

            A valuation allowance is required for those deferred tax assets that are not likely to be realized.  Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available.  Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets. The valuation allowance increased $3,227 in 2004 due to the increase in deferred tax assets for which realization is not probable. The valuation allowance decreased $202 in 2003 due to a decrease in deferred tax assets.

            The Company has net operating loss carryforwards available to offset future income taxes; however, the Company’s execution of the Contribution Agreement disclosed in Note 7 will constitute a change in control as defined by the Internal Revenue Code, which will limit the use of net operating loss carryforwards in future periods.  These carryforwards, before the IRC limitation, expire as follows

Year Generated	Year of Expiration	NOL Carryforward
2001	2021	$711
2002	2022	11,562
2004	2024	16,950

		$29,223

A reconciliation of income tax (benefit) expense with the amount of tax computed by applying the federal statutory rate to pre-tax income follows:

	2004		2003

Pre-tax (loss) income	$(21,516)		$1,353

Tax (benefit) expense at statutory rate	(7,315)	34%	$460	34%
Tax bracket	4,088	(19)%	(258)	(19)%
Valuation allowance	3,227	(15)%	(202)	(15)%

Total income taxes	$0	0%	$0	0%

RIVERBEND TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - - - - - - - - -
Years Ended December 31,2004 and 2002 and for the Period
from August 21, 2001 (inception) through December 31, 2004

7)	Acquisition and Reorganization

Subsequent to year-end the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 75,000,000 shares.

 In July 2004, the Company entered into a Contribution Agreement providing for the acquisition of United Check Services, LLC (“United”) through the issuance of 15,315,000 shares of the Company’s common stock (which will constitute a controlling interest of the Company’s common stock), in exchange for the contribution to the Company of United members’ equity interest in United. The transaction, which was completed in March 2005, provides the former owners of United with 88.2% of the Company.  The transaction will be accounted for as a reverse acquisition, except that no goodwill or other intangibles will be recorded.  That is, the transaction, after the disposition of the Company’s assets and liabilities, is equivalent to the issuance of stock by United for the net monetary assets of the Company, accompanied by a recapitalization.

Immediately prior to the Company’s stockholders’ approval of the Contribution Agreement, the Company transferred all of its assets, liabilities and other obligations to its subsidiary, Riverbend Holdings, Inc., in consideration for 2,046,567 of Riverbend Holdings common stock which were subsequently distributed by Riverbend Telecom to its stockholders on a pro rata basis.

 The Company incurred certain legal and professional expenses associated with the Contribution Agreement which will be reimbursed to the Company by United.  The reimbursement receivable amounted to $40,000 as of December 31, 2004.