Form 10QSB
period 2005-03-31
RIVERBEND TELECOM INC
filed 2005-05-16
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 000-49745

RIVERBEND TELECOM, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2150635 (IRS Employer Identification No.)

15431 O’Neal Road Gulfport, MS 39503 (Address of Principal Executive Offices)	(228) 832-1597 (Issuer’s Telephone Number)

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

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,361,667 shares as of May 9, 2005

       Transitional Small Business Disclosure Format (check one):

Yes           No    X

RIVERBEND TELECOM, INC.
FORM 10-QSB
March 31, 2005

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERBEND TELECOM, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	December 31, 2004

	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$180,773	$181,702
Restricted Cash	440,758	295,668
Certificate of Deposit	200,000	200,000
Trade Receivables (net)	4,700	--
Prepaid Expenses	5,308	4,305
Other Receivables	2,217	--

Total Current Assets	833,756	681,675

PROPERTY, PLANT AND EQUIPMENT, Net	101,444	100,836

OTHER ASSETS
Deposits	21,920	18,720

	$957,120	$801,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$436,258	$292,669
Accounts Payable and Accrued Liabilities	46,834	47,652
Customer Deposits	4,500	3,500

Total Current Liabilities	487,592	343,821

LONG-TERM LIABILITIES
Note Payable to Stockholders	236,000	236,000

Total Long-Term Liabilities	236,000	236,000

Total Liabilities	723,592	579,821

STOCKHOLDERS' EQUITY	233,528	221,410

	$957,120	$801,231

The accompanying notes are an integral part of these financial statements.

RIVERBEND TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2005	2004

REVENUES	$134,646	$233,146

COST OF REVENUES	23,608	50,641

Gross Profit	111,037	182,505

EXPENSES
Operating Expenses
Personnel Costs	29,000	23,536
Travel	3,468	2,976
Other	30,412	31,895

Total Operating Expenses	62,880	58,407

Selling, General and Administrative Expenses
Personnel Costs	18,750	20,150
Legal and Accounting	10,369	21,055
Other	6,920	6,783

Total Selling, General and Administrative Expenses	36,039	47,988

Total Expenses	$98,919	$106,395

NET INCOME BEFORE INCOME TAXES	$12,119	$76,110

INCOME TAX EXPENSE	4,121	25,877

NET INCOME	$7,998	$50,233

NET INCOME PER SHARE	$.01	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,361,667	17,361,667

The accompanying notes are an integral part of these financial statements. -4-

RIVERBEND TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,119	$76,110
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	6,311	3,994
(Increase) Decrease in Trade Receivables	(4,700)	--
(Increase) in Prepaid Expenses	(1,003)	--
Decrease in Payroll Advance Settlements	--	8,790
(Increase) Decrease in Other Receivables	(2,217)	39,944
Increase in Deposits	(3,200)	(1,220)
(Increase) Decrease in Restricted Cash	(145,090)	48,104
Increase (Decrease) in ACH Settlements Payable	143,589	(166,263)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(818)	13,675
Increase (Decrease) in Customer Deposits	1,000	(1,800)

Net Cash Provided by Operating Activities	5,991	21,334

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property, Plant and Equipment	(6,920)	(88,991)

Net Cash Used in Investing Activities	(6,920)	(88,991)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(929)	67,657

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	181,702	159,647

CASH AND CASH EQUIVALENTS - END OF PERIOD	$180,773	$91,990

SUPPLEMENTAL DISCLOSURES

Cash paid During the Period for Interest	$5,900	$--

The accompanying notes are an integral part of these financial statements. -5-

RIVERBEND TELECOM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

            On March 30, 2005, Riverbend Telecom, Inc. (Riverbend) entered into an Agreement and Plan of Reorganization between Riverbend and Riverbend Holdings, Inc. (Holdings), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, Riverbend distributed all of the Holdings common stock to the then-existing four Riverbend shareholders, on a pro rata basis.

            Upon consummation of the agreement, Riverbend completed the contribution transaction with United Check Services, L.L.C. (United), according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the two equity owners of United contributed all of their limited liability membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result, United became a wholly-owned subsidiary of Riverbend.

            Accordingly, the unaudited financial statements contained within this 10-QSB reflect the only the business of United as of March 31, 2004 (the “Company”), and do not include any of the former business of Riverbend Telecom, Inc.  Pursuant to Item 9.01 of Form 8-K, the Company will also file on Form 8-K its pro forma audited financial statements for the calendar year ended December 31, 2004, within 71 days calendar of the March 30, 2005 closing date, which is on or before June 9, 2005.

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            The Company, through its wholly-owned subsidiary United Check Services, L.L.C., provides automated clearinghouse (ACH) services and payroll advance services to businesses throughout the United States.  The operations center for the Company is located in Gulfport, Mississippi.

REVENUE RECOGNITION

            The Company charges customers a fee for its ACH clearing and Payroll Advance services.  For these transactions, the Company recognizes only the fees generated as revenue.  These fees are recognized as revenue when the Company has provided the service to its customers.

            Fees for ACH clearing services are based on contractually determined rates with each individual customer.  Settlements paid to customers for ACH transactions are submitted to the customer net of fees due the Company.

The Company charges a flat fee for each payroll advance issued. This fee is recognized as revenue at the time the payroll advance is funded.

RIVERBEND TELECOM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIS OF ACCOUNTING
The books and records of the Company are kept on the accrual basis of accounting, whereby revenues are recognized when earned and expenses are recognized when incurred.

PROPERTY AND EQUIPMENT

            Property, plant and equipment are stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the related assets, which is five years for office and computer equipment and three years for significant software

STATEMENT OF CASH FLOW INFORMATION
For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE C	RESTRICTED CASH

            Restricted cash consists primarily of funds maintained in the Company’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE D	NOTE PAYABLE TO STOCKHOLDERS

            On July 14, 2004, the two members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances owed by United to the two members of $100,000, and a note payable due to the Company’s members for the amount of $256,000 was established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of March 31, 2005 the principal balance of these notes was $236,000.

Item 2.

RIVERBEND TELECOM, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement

            This Form 10-QSB includes forward-looking statements.  All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings Management’s Discussion and Analysis or Plan of Operation regarding the Company’s results of operations, liquidity and capital resources, future development and production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements.  Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in law or regulations, and other factors, many of which are beyond the control of the Company.  Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Important factors that could cause actual results to differ materially include, among others:

•	Fluctuations in the prevailing prices of ACH processing services offered within the United States.
•	Shortages in availability of qualified personnel.
•	Legal and financial implications of an unexpected catastrophic event which may be associated with the Company’s operations.
•	General domestic and international economic and political conditions.
•	Regulatory or legislative changes that may effect processing of ACH transactions.

Executive Summary

            On March 30, 2005, Riverbend entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (“Holdings”), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, Riverbend distributed all of Holdings common stock to the then-existing four (4) Riverbend shareholders (the “Spin-Off), on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the shareholders.  Holdings was recently formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Holdings common stock to Riverbend’s current shareholders.  Holdings has previously filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, L.L.C., a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United, Jeffery C. Swank and Paul J. Shovlain, contributed all of their limited liability membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result of this transaction, United became a wholly-owned subsidiary of Riverbend and Messrs. Swank and Shovlain became the majority shareholders of Riverbend.  The Riverbend shareholders who, prior to the effective date of the contribution transaction owned 100% of the outstanding stock of Riverbend, now own approximately 12% of the issued and outstanding stock of Riverbend.  Messrs. Swank and Shovlain now own approximately 88% of the outstanding stock of Riverbend.

            As a result of the Spin-Off, the current telecommunications business of Riverbend is now carried on by Holdings, and the automated clearing house services business of United is now carried on by Riverbend, through its 100% ownership interest of United.  Pre-contribution Riverbend shareholders own both Riverbend common stock and 100% of the Holdings common stock.  Riverbend does not have any further ownership interest in Holdings.

            The current officers and directors of Riverbend resigned as of March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr.  United was a closely held limited liability company, and all of the membership interests of the company were previously owned by Jeffery C. Swank and Paul J. Shovlain.

            As described above, as a result of the Contribution Agreement, current Riverbend shareholders’ ownership interest in Riverbend, which became the business of United, was substantially diluted.  However, as a result of the Spin-Off and distribution of Holdings’ shares, the original Riverbend shareholders maintained their current ownership interest in Riverbend’s telecommunications business as represented by the Holdings’ common stock that was distributed to all of the pre-contribution Riverbend shareholders.  The former officers and directors of Riverbend are the officers and directors of Holdings and are responsible for the continued operation of the telecommunications business of Holdings.

            The Contribution Agreement contains numerous representations, warranties and covenants by all parties.  A complete description of all warranties, representations and covenants is set forth in the Contribution Agreement previously filed as an Exhibit to the Riverbend Definitive Proxy Statement dated March 17, 2005 and Form 8-K dated July 21, 2004.

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

Results of Operations

            In this section, more detailed information is provided about the Company’s operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB.  All references to the “Company” are based upon the business operations of United, and do not include any of the former business operations of Riverbend Telecom, Inc., as a result of the Contribution Agreement and Spin-off, as described above in the Executive Summary section.

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004.

            The Company generates its revenues by providing Automated Clearing House (ACH) processing services for business customers.  The majority of the Company’s customers utilize such services to collect their gross receipts or accounts receivable electronically.  However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, and intercompany transfers.  The Company recognizes revenue upon completion of the service being provided.

            Cost of sales include the costs incurred in conjunction with the items processed.  These costs include the direct transactional costs incurred with the Company’s clearing banks for ACH processing, plus the direct costs associated with the utilization of the Company’s ACH processing software.

            For the three months ended March 31, 2005, revenues were $134,646, compared to $233,146 for the three months ended March 31, 2004, representing a decrease of $98,500, or approximately 42%.  Such decreases are mostly related to the discontinuance of processing services utilized by one of the Company’s significant customers.  (See Part II, Item 1 of this report for more information).

            For the three months ended March 31, 2005, cost of revenues was $23,608, compared to $50,641 for the three months ended March 31, 2004, representing a decrease of $27,033, or approximately 53%.  The overall decrease in cost of revenues is mostly attributable to the decrease in revenues as previously described.

            For the three months ended March 31, 2005, the Company’s gross profit was $111,037, compared to $182,505 for the three months ended March 31, 2004, representing a decrease of $71,468, or approximately 39%.  This decrease in gross profit is mostly attributable to the decrease in revenues as previously described.

            Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.  For the three months ended March 31, 2005, operating expenses were $62,880, compared to $58,407 for the three months ended March 31, 2004, representing an increase of $4,473, or approximately 8%.  Such increases in operating costs related to increases in personnel costs of $5,464, partially offset by reductions of $1,483 in other operating expenses.  These variances reflect the addition of operating staff compared to a year ago, as well as a reduction in other operating expenses in conjunction with reduction in supplies and other items needed to service clients compared to the same period a year ago.

            For the three months ended March 31, 2005, the Company’s selling, general, and administrative expenses were $36,039, compared to $47,988 for the three months ended March 31, 2004, representing a decrease of $11,949, or approximately 25%.  This decrease is mostly due to a reduction in legal and accounting costs of $10,686, and employee search expenses of $653.  The Company incurred greater legal and accounting expenses in the prior year in conjunction with its audit and other requirements to complete its merger and plan of reorganization.

            Net income for the three months ended March 31, 2005, was $7,998 compared to $50,223 for the three months ended March 31, 2004, representing a decrease of $42,225, or approximately 84%.  Such decreases are mostly the result of the discontinuance of processing by one of the Company’s significant customers.

Liquidity and Capital Resources

            Per the Company’s Consolidated Statement of Cash Flows, net cash provided by operating activities for the three months ended March 31, 2005, was $5,991, compared to $21,334 for the three months ended March 31, 2004, or a decrease of $15,343.  This decrease is mostly due to the decrease in net income of ($63,991) plus increases in restricted cash ($193,194), decreases in accounts payable and accrued liabilities ($14,493), increases in trade receivables ($4,700), and increases in other receivables ($42,161).  Such decreases in cash provided by operating activities were partially offset by increases in depreciation of $2,317, increases in ACH settlements payable of $309,852, and increases in customer deposits of $2,800. The decrease in net income, increases in restricted cash, and increases in ACH settlements payable were mostly attributable to the absence of processing during the quarter ended March 31, 2005, by one of the Company’s significant customers, as described elsewhere in this report.

            Net Cash used in investing activities was $6,920 for the three months ended March 31, 2005, compared to $88,991 for the three months ended March 31, 2004, representing the acquisition of property, plant and equipment to facilitate the expansion of the Company’s operations.

            During 2003, the Company entered into a three-year contract with one of its significant customers.  During the quarter ended December 31, 2004, this customer had discontinued its processing with the Company.  After repeated efforts, the Company was unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer.  On April 28, 2005, the Company filed suit against its former customer, alleging breach of contract among other things.  See legal proceedings section for more information regarding this litigation.

            As disclosed in Note E of the audited financial statements for the year ended December 31, 2003, the Company reported certain concentrations with significant customers, indicating that the Company had three customers amounting to approximately 93% of its ACH revenue for 2002, and five customers amounting to approximately 88% of ACH revenue for

2003.  For the nine months ended September 30, 2004, the Company had three customers that exceeded 10% of its gross sales.  In total, these three customers amounted to approximately 83% of the Company’s ACH transaction revenue.  Management believes that as it continues to implement its expansion efforts, it will continually reduce its concentration with major customers.

            As described elsewhere in this report, on July 14, 2004, the Company executed a Contribution Agreement to effect a reverse merger between the Company and Riverbend Telecom, Inc., a 1934 Securities and Exchange Act reporting company, for the purpose of becoming a public company to enhance the planned expansion of its operations.  On this date, the members of the Company agreed to take a distribution for the amount of undistributed earnings accumulated by the Company through July 14, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on the Company, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the Company’s members of $100,000, and a note payable due to the Company’s members for the total amount of $256,000 was established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of March 31, 2005, the principal balance of these payables was $236,000.  Accordingly, interest paid for the three months ended March 31, 2005, of $5,900, relates to these notes payable.

            To date the Company has financed its capital expenditure needs from cash flows generated from its operations.  At this time, management believes it has sufficient operations and existing non-restricted cash to fund its needs for the next twelve months.

            The Company’s future expansion is planned from two sources.  First, is the addition of sales personnel.  While there are certain startup costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities.  Management plans to structure its sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services.  Accordingly, management believes it can fund these sales activities from its internally generated cash flow.

            Second, management believes it will also expand future operations through acquisitions which are accretive to its current earnings at the time of acquisition.  Going forward, management expects the Contribution to enhance the Company’s ability to attract qualified personnel, obtain addition working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.

Inflation

            Inflation has not had a material effect on the operations of the Company in the past.  At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, they concluded that the Company’s disclosure controls and procedures are effective in enabling us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

United Check Services, L.L.C.  v. Community Loans of America, Inc., Case No. 2005-5714 (Civil District Court, Parish of Orleans, State of Louisiana):  On April 28, 2005, United Check Services, L.L.C. (“United”) filed suit against Community Loans of America, Inc. (“CLA”), one of its former significant customers.  The complaint claims that CLA breached its written three year agreement with United, originally dated October 27, 2003, under which United had been providing automated clearing house (ACH) services for all of CLA’s payday loan store operations.  In addition to providing terms under which United would process ACH transactions for CLA, the agreement also included a non-disclosure and non-compete provision intended to protect United in exchange for United teaching CLA how to utilize ACH processing, and sharing certain proprietary information and processes to effect efficient processing.  The non-compete provision includes CLA, its affiliates, subsidiaries, successors and assigns, and extends for a period of five years following the termination of the agreement.  The lawsuit did not specify damages.

On May 6, 2005, CLA filed a Notice of Removal to have the pending action moved from the Civil District Court of the Parish of Orleans, State of Louisiana, to the United States Court for the Eastern District of Louisiana.   No discovery has yet commenced, and no trial date has been scheduled yet.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 30, 2005, the Company issued an aggregate of 15,315,000 shares of common stock to Messrs. Swank and Shovlain in exchange for all of their limited liability membership interests in United.  The Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable

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

RIVERBEND TELECOM, INC.

Date: May 16, 2005	By: /s/ WALTER REID GREEN, JR.
Walter Reid Green, Jr.
Chief Financial Officer