Form 10QSB
period 2005-06-30
United eSystems, Inc.
filed 2005-08-12
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 000-49745

UNITED ESYSTEMS, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2150635 (IRS Employer Identification No.)

15431 O’Neal Road Gulfport, MS 39503 (Address of Principal Executive Offices)	(228) 832-1597 (Issuer’s Telephone Number)

RIVERBEND TELECOM, INC. (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,291,667 shares as of August 9, 2005

       Transitional Small Business Disclosure Format (check one):

Yes           No    X

UNITED ESYSTEMS, INC.
FORM 10-QSB
June 30, 2005

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005	December 31, 2004

	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$147,994	$181,702
Restricted Cash	587,836	295,668
Certificate of Deposit	201,600	200,000
Trade Receivables (net)	4,700	--
Prepaid Expenses	4,832	4,305

Total Current Assets	946,962	681,675

PROPERTY, PLANT AND EQUIPMENT, Net	132,350	100,836

OTHER ASSETS
Deposits	32,020	18,720

	$1,111,332	$801,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$587,836	$292,669
Accounts Payable and Accrued Liabilities	12,207	47,652
Customer Deposits	4,500	3,500

Total Current Liabilities	604,543	343,821

LONG-TERM LIABILITIES
Note Payable to Stockholders	216,000	236,000

Total Long-Term Liabilities	216,000	236,000

Total Liabilities	820,543	579,821

STOCKHOLDERS' EQUITY	290,789	221,410

	$1,111,332	$801,231

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$149,451	$232,764	$284,097	$465,910

Cost of Revenues	26,444	55,130	50,052	105,772

Gross Profit	123,007	177,633	234,045	360,138

Expenses:
Operating
Personnel costs	24,266	24,332	53,266	47,868
Travel	5,435	3,412	8,903	6,038
Other	26,630	35,865	51,141	65,959

Total Operating Expenses	56,331	63,609	113,310	119,865

Selling, General & Administrative
Personnel costs	18,750	32,550	37,500	52,700
Legal and accounting	15,343	10,092	25,712	31,147
Other	11,462	23,827	18,382	30,611

Total Selling, General & Administrative	45,555	66,469	81,594	114,458

Total Expenses	101,886	130,078	194,904	234,323

Income from operations	21,121	47,555	39,141	$125,815

Other Income (expense):
Interest Income	1,600		1,600
Interest (Expense)	(5,733)	--	(11,633)	--

Net Income before income taxes	16,988	47,555	29,108	125,815

Income tax expense	5,776	16,169	9,897	42,777

Net Income	$11,212	$31,386	$19,211	$83,038

Net Income per Share	$.01	$.01	$.01	$.01

Weighted Average Common Shares Outstanding	17,760,238	17,361,667	17,562,054	17,361,667

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,211	$83,038
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	12,740	15,976
(Increase) Decrease in Trade Receivables	(4,700)	(413)
(Increase) in Prepaid Expenses	(527)	--
(Increase) in Certificate of Deposit	(1,600)
Decrease in Payroll Advance Settlements	--	9,131
(Increase) Decrease in Other Receivables	--	40,000
Loss on Disposal of Assets	2,524	--
(Increase) in Restricted Cash	(292,168)	(294,907)
Increase in ACH Settlements Payable	295,167	227,437
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(35,445)	46,141
Increase (Decrease) in Customer Deposits	1,000	(3,020)

Net Cash (Used) Provided by Operating Activities	(3,798)	123,383

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property, Plant and Equipment	(46,830)	(88,925)
Increase in Deposits	(13,300)	--

Net Cash Used in Investing Activities	(60,130)	(88,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of restricted stock	50,220	--
Principal paid on notes payable	(20,000)	--

Net Cash Used in Financing Activities	30,220	--

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,708)	34,458

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	181,702	159,647

CASH AND CASH EQUIVALENTS - END OF PERIOD	$147,994	$194,105

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$11,633	$--

The accompanying notes are an integral part of these financial statements.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

            On March 30, 2005, Riverbend entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (“Holdings”), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, Riverbend distributed all of Holdings common stock to the then-existing four (4) Riverbend stockholders (the “Spin-Off), on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the stockholders.  Holdings was recently formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Holdings common stock to Riverbend’s current stockholders.  Holdings has previously filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, LLC, a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United, Jeffery C. Swank and Paul J. Shovlain, contributed all of their limited liability membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result of this transaction, United became a wholly-owned subsidiary of Riverbend and Messrs. Swank and Shovlain became the majority stockholders of Riverbend.  The Riverbend stockholders who, prior to the effective date of the contribution transaction owned 100% of the outstanding stock of Riverbend, now own approximately 12% of the issued and outstanding stock of Riverbend.  Messrs. Swank and Shovlain now own approximately 88% of the outstanding stock of Riverbend.

            As a result of the Spin-Off, the current telecommunications business of Riverbend is now carried on by Holdings, and the automated clearing house services business of United is now carried on by Riverbend, through its 100% ownership interest of United.  Pre-contribution Riverbend stockholders own both Riverbend common stock and 100% of the Holdings common stock.  Riverbend does not have any further ownership interest in Holdings.

            On June 13, 2005, the Company effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect the change in business operations as a result of the consummation of the Plan of Reorganization and the Contribution.  Accordingly, the unaudited financial statements contained within this 10-QSB reflect the consolidated business operations of United eSystems, Inc. and its wholly owned subsidiary United Check Services, LLC, as of June 30, 2005 (the “Company”), and do not include any of the former business of Riverbend Telecom, Inc.  Pursuant to Item 9.01 of Form 8-K, on June 9, 2005, the Company filed its amended Form 8-K containing its pro forma audited financial statements for the calendar year ended December 31, 2004.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of United eSystems, Inc. and its subsidiary United Check Services, LLC.  All significant intercompany balances and transactions have been eliminated.  Certain financial information for prior periods has been reclassified to conform to the current presentation.

            Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in the quarterly report on Form 10-QSB.  The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

NOTE C	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            The Company, through its wholly-owned subsidiary United Check Services, LLC, provides automated clearinghouse (ACH) services and payroll advance services to businesses throughout the United States.  The operations center for the Company is located in Gulfport, Mississippi.

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

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  These adjustments are of a normal recurring nature and include appropriate estimated provisions.

NOTE D	RESTRICTED CASH

            Restricted cash consists primarily of funds maintained in the Company’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE E	NOTE PAYABLE TO STOCKHOLDERS

            On July 14, 2004, the two members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances owed by United to the two members of $100,000, and a note payable due to the Company’s members for the amount of $256,000 was established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of June 30, 2005 the principal balance of these notes was $216,000.

Item 2.

UNITED ESYSTEMS, INC.
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

Executive Summary

            On March 30, 2005, the Company (formerly known as “Riverbend Telecom, Inc.”) entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) with Riverbend Holdings, Inc. (“Holdings”), its wholly owned subsidiary, pursuant to which the Company transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, the Company distributed all of Holdings common stock to the Company’s then-existing four (4) stockholders (the “Spin-Off), on a pro rata basis, one share of Holdings common stock for each share of the Company’s common stock held by the stockholders.  Holdings was formed for the purpose of effecting the reorganization of the Company and the subsequent distribution of all of the Holdings common stock to the

Company’s stockholders.  Holdings filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the Spin-Off, the Company completed the contribution transaction with United Check Services, L.L.C., a Louisiana limited liability company (“United”), according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United, Jeffery C. Swank and Paul J. Shovlain, contributed all of their limited liability membership interests in United to the Company in exchange for 15,315,000 shares of the Company’s common stock.  As a result of this transaction, United became a wholly-owned subsidiary of the Company and Messrs. Swank and Shovlain became the majority stockholders of the Company.  The Company’s stockholders who, prior to the effective date of the contribution transaction owned 100% of the outstanding stock of the Company, now own approximately 12% of the issued and outstanding stock of the Company.  Messrs. Swank and Shovlain now own approximately 88% of the outstanding stock of the Company.

            As a result of the Spin-Off, the former telecommunications business of the Company is carried on by Holdings, and the automated clearing house services business of United is now carried on by the Company, through its 100% ownership interest of United.  Pre-contribution Company stockholders own both Company common stock and 100% of the Holdings common stock.  The Company does not have any ownership interest in Holdings.

            The officers and directors of the Company resigned as of March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr.  United was a closely held limited liability company, and all of the membership interests were owned by Jeffery C. Swank and Paul J. Shovlain.  On May 25, 2005, Mr. Shovlain resigned as director of the Company to pursue other business interests, and simultaneously the remaining members appointed Ms. Monica Haab as director until the next regular election of directors.

            As described above, as a result of the Contribution Agreement, pre-contribution stockholders’ ownership interest in the Company, which became the business of United, was substantially diluted.  However, as a result of the Spin-Off and distribution of Holdings’ shares, the original Company stockholders maintained their current ownership interest in the Company’s former telecommunications business as represented by the Holdings’ common stock that was distributed to all of the pre-contribution Company stockholders.  The former officers and directors of the Company are the officers and directors of Holdings and are responsible for the continued operation of the telecommunications business of Holdings.

            The Spin-Off and the Contribution Agreement were approved by the Company’s stockholders at a special meeting held on March 30, 2005.

            On June 13, 2005, the Company effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect the business operations following the contribution.  At this time, all of the business operations of the Company are conducted through its wholly owned subsidiary United Check Services, LLC., and any reference to “United” or the “Company” represent the consolidated business operations of both companies.

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

Three Months and Six Months Ended June 30, 2005 compared to the Three Months and Six Months Ended June 30, 2004

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

            Cost of revenues include the costs incurred in conjunction with the items processed.  These costs include the direct transactional costs incurred with the Company’s clearing banks for ACH processing, plus the direct costs associated with the utilization of the Company’s ACH processing software.

            For the three months ended June 30, 2005, revenues were $149,451, compared to $232,764 for the three months ended June 30, 2004, representing a decrease of $83,313, or approximately 36%.  For the six months ended June 30, 2005, revenues were $284,097, compared to $465,910 for the six months ended June 30, 2004, representing a decrease of $181,813, or approximately 39%.  Such decreases are mostly related to the discontinuance of processing services utilized by one of the Company’s significant customers.  (See Part II, Item 1 of this report for more information).

            For the three months ended June 30, 2005, cost of revenues was $26,444, compared to $55,130 for the three months ended June 30, 2004, representing a decrease of $28,686, or approximately 52%.  For the six months ended June 30, 2005, cost of revenues was $50,052, compared to $105,772 for the six months ended June 30, 2004, representing a decrease of $55,720, or approximately 53%.  The overall decrease in cost of revenues is mostly attributable to the decrease in revenues as previously described.

            For the three months ended June 30, 2005, the Company’s gross profit was $123,007, compared to $177,633 for the three months ended June 30, 2004, representing a decrease of $54,626, or approximately 31%.  For the six months ended June 30, 2005, the Company’s gross profit was $234,045, compared to $360,138 for the six months ended June 30, 2004, representing a decrease of $126,093, or approximately 35%.  The decreases in gross profit are mostly attributable to the decrease in revenues as previously described.

            Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.

            For the three months ended June 30, 2005, operating expenses were $56,331, compared to $63,609 for the three months ended June 30, 2004, representing a decrease of $7,278, or approximately 11%.  Such decreases related mostly to reductions in telephone ($1,311), rent expense ($2,100), commissions ($1,501), and entertainment ($2,599) expenses.  The reductions in telephone and rent expense relate mostly to temporary cost reductions associated with the Company’s transition to a new operations facility.  Commission expenses were lower in conjunction with reduced revenues compared to the same period a year ago.  The reduction in entertainment expenses represents the absence of costs in the current period associated with an employee retreat held in the prior year.

            For the six months ended June 30, 2005, operating expenses were $113,310, compared to $119,865 for the six months ended June 30, 2004, representing a decrease of $6,555, or approximately 6%.  Such decreases in operating costs related to decreases in telephone ($12,096), commissions ($3,448), entertainment ($2,564), office ($3,108), and utilities ($1,560) expenses, partially offset by increases in computer expenses ($3,448), travel ($2,865), personnel ($5,398), and loss on disposal of assets ($2,524).  These variances reflect the improvement in negotiated telephone service rates, reductions in commissions and supplies associated with the loss of a significant customer, and reduced operating facility costs related to temporary facilities used in the current year compared to the first six months of the prior year.  Additionally, management recorded write-offs of certain office improvements made to its former operating facility in conjunction with its move to a new facility during May 2005.  These reductions were partially offset by increases in operating staff and travel costs compared to a year ago.

            For the three months ended June 30, 2005, the Company’s selling, general, and administrative expenses were $45,555, compared to $66,469 for the three months ended June 30, 2004, representing a decrease of $20,914, or approximately 31%.  This decrease is mostly due to a reduction in marketing ($12,321), personnel ($13,800), partially offset by increases in legal and accounting ($5,251).  The Company incurred greater legal and accounting expenses in the current quarter in conjunction with its audit and other requirements to complete its merger and plan of reorganization.  The Company reduced its costs on certain non-productive marketing costs, as well as sales personnel costs, and began to increase its use of independent sales organizations during the three months ended June 30, 2005, compared to the same period in the prior year.

            For the six months ended June 30, 2005, the Company’s selling, general, and administrative expenses were $81,594, compared to $114,458 for the six months ended June 30, 2004, representing a decrease of $32,864, or approximately 29%.  This decrease is mostly due to a reduction in legal and accounting costs ($5,435), marketing ($11,543), personnel ($15,200), and employee search expenses ($653).  The Company incurred greater legal and accounting expenses in the first calendar quarter of the prior year in conjunction with its audit and other requirements to complete its merger and plan of reorganization.  The Company reduced its costs on certain non-productive marketing costs, as well as sales personnel costs, and began to increase its use of independent sales organizations during the six months ended June 30, 2005, compared to the same period in the prior year.

            Net income for the three months ended June 30, 2005, was $11,212 compared to $31,386 for the three months ended June 30, 2004, representing a decrease of $20,174, or approximately 64%.  For the six months ended June 30, 2005, net income was $19,211 compared to $83,038 for the six months ended June 30, 2004, representing a decrease of $63,827, or approximately 77%.  Such decreases are mostly the result of the discontinuance of processing by one of the Company’s significant customers, partially offset by various reductions in operating and administrative costs as previously described.

Liquidity and Capital Resources

            Per the Company’s Consolidated Statement of Cash Flows, net cash used by operating activities for the six months ended June 30, 2005, was $3,798, compared to net cash provided by operating activities of $123,383 for the six months ended June 30, 2004, or a decrease of $127,181.  This decrease is mostly due to the decrease in net income of $63,827, and the change in accounts payable and accrued liabilities of $81,586.

            Net Cash used in investing activities was $60,130 for the six months ended June 30, 2005, compared to $88,925 for the six months ended June 30, 2004, representing reductions in cash used for acquisition of property, plant and equipment of $42,095, and increases in deposits of $13,300.

            Net Cash provided from financing activities was $30,220 for the six months ended June 30, 2005, compared to $0 for the six months ended June 30, 2005, representing increases in proceeds from the sale of restricted stock of $50,220, partially offset by repayments of notes payable of $20,000.

            On May 23, 2005, the Company completed a sale of 930,000 shares of restricted common stock to a total of nine accredited investors.  The gross proceeds from the sale was $50,220, and qualified for exemption from registration by Rule 506 of Regulation D of the Securities Act of 1933.  The proceeds from this sale were utilized to supplement the cash costs incurred by the Company in conjunction with the contribution transaction as previously described.

            As described elsewhere in this report, on July 14, 2004, United executed a Contribution Agreement to effect a reverse merger with Riverbend Telecom, Inc., a 1934 Securities and Exchange Act reporting company, for the purpose of becoming a public company to enhance the planned expansion of its operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by the Company through July 14, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on the Company, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the Company’s members of $100,000, and a note payable due to the Company’s members for the total amount of $256,000 was established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of June 30, 2005, the principal balance of these notes was $216,000.  Accordingly, interest paid for the six months ended June 30, 2005, of $11,633, relates to these notes payable.

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

            As disclosed in Note F of the audited financial statements for the year ended December 31, 2004, the Company reported certain concentrations with significant customers, indicating that the Company had four customers amounting to approximately 93% of its ACH revenue.  For the six months ended June 30, 2005, the Company had two customers that exceeded 10% of its gross revenue.  In total, these two customers amounted to approximately 78% of gross revenue.  Management believes that as it continues to implement its expansion efforts, it will continually reduce its concentration with major customers.

Inflation

            Inflation has not had a material effect on the operations of the Company in the past.  At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, they concluded that the Company’s disclosure controls and procedures are effective in enabling us to:

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

            (b)     Changes in internal control over financing reporting

            There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

            United Check Services, L.L.C.  v. Community Loans of America, Inc., (United States District Court, Eastern District of Louisiana, Civil Action No. 05-1713):  On April 28, 2005, United Check Services, L.L.C. filed suit against Community Loans of America, Inc. (“CLA”), one of its former significant customers.  The complaint claims that CLA breached its written three year agreement with United, originally dated October 27, 2003, under which United had been providing automated clearing house (ACH) services for all of CLA’s payday loan store operations.  In addition to providing terms under which United would process ACH transactions for CLA, the agreement also included a non-disclosure and non-compete provision intended to protect United in exchange for United teaching CLA how to utilize ACH processing, and sharing certain proprietary information and processes to effect efficient processing.  The non-compete provision includes CLA, its affiliates, subsidiaries, successors and assigns, and extends for a period of five years following the termination of the agreement.  United seeks a judgment ordering specific performance under the agreement, and/or all other legal and equitable relief to which it is entitled based on its lost revenue under the agreement.

            On June 3, 2005, CLA filed its affirmative defenses, answer, and counterclaim denying the factual allegations in the complaint and alleging that the agreement does not obligate CLA to request any particular ACH transaction from United during the term of the agreement.  CLA also alleges that the non-compete clause is unenforceable and that CLA has been damaged as a result of a group of ACH transactions not received in a timely manner.  CLA is seeking whatever just and equitable relief may be awarded by the court.

            A trial date of March 13, 2006 has been set and the parties are currently in the discovery phase.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            On May 23, 2005, the Company issued and sold 930,000 shares of its common stock at $.054 per share in a private placement to a limited number of accredited investors.  The gross proceeds received from the offering were $50,220.  The offering was conducted by the Company’s officers and no commission or other remuneration was paid to any such individuals on account of such sales.  The common stock was offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the shares issued.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES.

            Not Applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On March 30, 2005, the Company held a special meeting stockholders to (1) approve an amendment to the Company’s Articles of Incorporation in order to increase the number of shares of common stock which the Company is authorized to issue from 10,000,000 shares, par value $0.001 per share, to 75,000,000 shares, par value $0.001 per share; (2) approve the Spin-Off Agreement pursuant to which (a) the Company transferred all of its assets, liabilities and other obligations to Riverbend Holdings, a wholly-owned subsidiary, in consideration for Riverbend Holdings common stock, (b) the Company distributed the Riverbend Holdings common stock to its stockholders; and (3) approve the Contribution Agreement pursuant to which the United Members contributed all of their membership interests in United to the Company in exchange for 15,315,000 shares of the Company’s common stock.  As part of the Contribution proposal, the Company changed its name to United eSystems, Inc.

            The following votes were cast by stockholders:

            Approve an amendment to the Company’s Articles of Incorporation in order to increase the number of shares of common stock which the Company is authorized to issue from 10,000,000 shares, par value $0.001 per share, to 75,000,000 shares, par value $0.001 per share.

Shares Vote For	Shares Voted Against	Shares Abstained

2,046,667	0	0

            Approve the Spin-Off Agreement pursuant to which (a) the Company will transfer all of its assets, liabilities and other obligations to Riverbend Holdings, a wholly-owned subsidiary, in consideration for Riverbend Holdings common stock, and (b) the Company will distribute the Riverbend Holdings common stock to its stockholders.

Shares Vote For	Shares Voted Against	Shares Abstained

2,046,667	0	0

            Approve the Contribution Agreement pursuant to which the United Members will contribute all of their membership interests in United to the Company in exchange for 15,315,000 shares of the Company common stock.

Shares Vote For	Shares Voted Against	Shares Abstained

2,046,667	0	0

ITEM 5.          OTHER INFORMATION.

            Not Applicable

ITEM 6.          EXHIBITS.

(a)	Exhibits

3.4	Certificate of Amendment to the Articles of Incorporation
10.9	Real Estate Lease between Marston Lee and Kathy P. Rogers and United Check Services, LLC dated February 17, 2005
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED eSYSTEMS, INC.

Date: August 12, 2005	By: /s/ WALTER REID GREEN, JR.
Walter Reid Green, Jr.
Chief Financial Officer