Form 10QSB
period 2005-09-30
United eSystems, Inc.
filed 2005-11-18
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

______________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

            Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

            State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,291,667 shares as of November 11, 2005

            Transitional Small Business Disclosure Format (check one):

Yes           No    X

UNITED eSYSTEMS, INC.
FORM 10-QSB
September 30, 2005

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED eSYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	December 31, 2004

	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$141,919	$181,702
Restricted Cash	890,070	295,668
Certificate of Deposit	201,600	200,000
Trade Receivables (net)	27,954	--
Other Receivables	69,451	--
Prepaid Expenses	7,257	4,305

Total Current Assets	1,338,251	681,675

PROPERTY AND EQUIPMENT, Net	133,906	100,836

OTHER ASSETS
Deposits	32,620	18,720

	$1,504,777	$801,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$890,070	$292,669
Accounts Payable and Accrued Liabilities	27,091	47,652
Other Payables	68,251	--
Customer Deposits	4,500	3,500
Notes Payable to Stockholders	196,000	--

Total Current Liabilities	1,185,912	343,821

LONG-TERM LIABILITIES
Notes Payable to Stockholders	--	236,000

Total Long-Term Liabilities	--	236,000

Total Liabilities	1,185,912	579,821

STOCKHOLDERS' EQUITY	318,865	221,410

	$1,504,777	$801,231

The accompanying notes are an integral part of these financial statements.

UNITED eSYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$241,641	$258,314	$527,337	$724,224

Cost of Revenues	59,212	56,510	109,263	162,282

Gross Profit	182,429	201,804	418,074	561,942

Expenses:
Operating
Personnel costs	29,000	26,618	82,266	74,486
Travel	6,038	11,158	14,941	17,196
Other	36,762	40,051	87,903	106,010

Total Operating Expenses	71,800	77,827	185,110	197,692

Selling, General & Administrative
Personnel costs	18,750	38,200	56,250	90,900
Legal and accounting	22,996	12,414	48,708	43,561
Other	20,943	11,821	39,325	42,432

Total Selling, General & Administrative	62,689	62,435	144,283	176,893

Total Expenses	134,489	140,262	329,393	374,585

Income from operations	47,940	61,542	88,681	187,357

Other Expense:
Interest Expense	5,400	--	17,033	--

Net Income before income taxes	42,540	61,542	71,648	187,357

Income tax expense	14,464	20,924	24,360	63,701

Net Income	$28,076	$40,618	$47,288	$123,656

Net Income per Share	$.01	$.01	$.01	$.01

Weighted Average Common Shares Outstanding	18,291,667	17,361,667	17,807,931	17,361,667

The accompanying notes are an integral part of these financial statements.

UNITED eSYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$47,288	$123,656
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	18,376	27,958
(Increase) Decrease in Trade Receivables	(27,954)	(448)
(Increase) in Prepaid Expenses	(2,952)	--
(Increase) in Certificate of Deposit	(1,600)
Decrease in Payroll Advance Settlements	--	9,131
(Increase) Decrease in Other Receivables	(69,451)	40,000
(Increase) in Deposits	(13,900)	(10,520)
Loss on Disposal of Property and Equipment	3,203	--
(Increase) in Restricted Cash	(594,402)	(229,019)
Increase in ACH Settlements Payable	597,401	229,019
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(20,561)	71,910
Increase in Other Payables	68,251	--
Increase in Customer Deposits	1,000	1,000

Net Cash Provided by Operating Activities	4,699	262,687

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(54,702)	(94,652)
(Increase) in Certificate of Deposit	--	(96,620)

Net Cash Used in Investing Activities	(54,702)	(191,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of restricted stock	50,220	--
Principal paid on notes payable	(40,000)	--

Net Cash Provided by Financing Activities	10,220	--

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,783)	71,415

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	181,702	159,647

CASH AND CASH EQUIVALENTS - END OF PERIOD	$141,919	$231,062

UNITED eSYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended September 30,

	2005	2004

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER DISCLOSURES
Conversion of Advances from Stockholders to Notes Payable	$--	$100,000
Distribution to Shareholders issued as a Note	--	156,000

Increase in Note Payable	$--	$256,000

Cash Paid During the Period for Interest	$17,033	$4,267

The accompanying notes are an integral part of these financial statements.

UNITED eSYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

            On March 30, 2005, Riverbend Telecom, Inc (Riverbend) entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (“Holdings”), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, Riverbend distributed all of Holdings common stock to the then-existing four (4) Riverbend stockholders (the “Spin-Off), on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the stockholders.  Holdings was recently formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Holdings common stock to Riverbend’s current stockholders.  Holdings has previously filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, LLC (United), a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United, Jeffery C. Swank and Paul J. Shovlain, contributed all of their limited liability membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result of this transaction, United became a wholly-owned subsidiary of Riverbend and Messrs. Swank and Shovlain became the majority stockholders of Riverbend.  The Riverbend stockholders who, prior to the effective date of the contribution transaction owned 100% of the outstanding stock of Riverbend, now own approximately 12% of the issued and outstanding stock of Riverbend.  Messrs. Swank and Shovlain now own approximately 88% of the outstanding stock of Riverbend.

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

            On June 13, 2005, Riverbend effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect the change in business operations as a result of the consummation of the Plan of Reorganization and the Contribution.  Accordingly, the unaudited financial statements contained within this 10-QSB reflect the consolidated business operations of United eSystems, Inc. and its wholly owned subsidiary United Check Services, LLC, as of September 30, 2005 (the “Company”), and do not include any of the former business of Riverbend Telecom, Inc.  Pursuant to Item 9.01 of Form 8-K, on June 9, 2005, the Company filed its amended Form 8-K containing its pro forma audited financial statements for the calendar year ended December 31, 2004.

UNITED eSYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of United eSystems, Inc. and its subsidiary United Check Services, LLC.  All significant intercompany balances and transactions have been eliminated.  Certain financial information for prior periods has been reclassified to conform to the current presentation.

            Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in the quarterly report on Form 10-QSB.  The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

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

PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the related assets, which is five years for office and computer equipment and three years for significant software.

UNITED eSYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOW INFORMATION
For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

            On July 14, 2004, the two members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances owed by United to the two members of $100,000, and a note payable due to the Company’s members for the amount of $256,000 was established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of September 30, 2005 the principal balance of these notes was $196,000.

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

            The Spin-Off Agreement and the Contribution Agreement were approved by the Company’s stockholders at a special meeting held on March 30, 2005.

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

Three Months and Nine Months Ended September 30, 2005 compared to the Three Months and Nine Months Ended September 30, 2004

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

            For the three months ended September 30, 2005, revenues were $241,641, compared to $258,314 for the three months ended September 30, 2004, representing a decrease of $16,673, or approximately 6%.  For the nine months ended September 30, 2005, revenues were $527,337, compared to $724,224 for the nine months ended September 30, 2004, representing a decrease of $196,887, or approximately 27%.  Such decreases are mostly related to the discontinuance of processing services utilized by one of the Company’s significant customers.  (See Legal Proceedings).  This decrease in revenues was substantially reduced for the three months ended September 30, 2005, compared to the nine months ended September 30, 2005, as the Company continues to replace this lost revenue with business from new customers.  During 2005, the Company began to increase its marketing efforts, and began utilizing independent sales organizations to improve the rate at which it obtains new customers.

            For the three months ended September 30, 2005, cost of revenues was $59,212, compared to $56,510 for the three months ended September 30, 2004, representing an increase of $2,702, or approximately 4%.  For the nine months ended September 30, 2005, cost of revenues was

$109,263, compared to $162,282 for the nine months ended September 30, 2004, representing a decrease of $53,019, or approximately 33%.  The overall decrease in cost of revenues is mostly attributable to the decrease in revenues as previously described.

            For the three months ended September 30, 2005, the Company’s gross profit was $182,429, compared to $201,804 for the three months ended September 30, 2004, representing a decrease of $19,375, or approximately 10%.  For the nine months ended September 30, 2005, the Company’s gross profit was $418,074, compared to $561,942 for the nine months ended September 30, 2004, representing a decrease of $143,868, or approximately 26%.  The decreases in gross profit are mostly attributable to the decrease in revenues from the loss of a significant customer as previously described.

            Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.

            For the three months ended September 30, 2005, operating expenses were $71,800, compared to $77,827 for the three months ended September 30, 2004, representing a decrease of $6,027, or approximately 8%.  Such decreases related mostly to reductions in association dues ($3,950), office and utilities expense ($1,699), commissions ($3,253), training seminars ($5,985), and travel ($5,120) expenses.  The reductions in association dues related to memberships in trade associations obtained during the prior year that were discontinued based on the limited benefits they provided to the Company’s operations.  Office and utilities expenses were reduced due to the impact of Hurricane Katrina which made landfall on August 29, 2005, and caused the Company to be displaced from its processing facility in Gulfport, Mississippi for approximately three weeks.  The reduction in commission expenses related to commissions paid in the prior year associated with payroll advance services that were discontinued early in the current year.  Training seminars decreased as key Company managers attended certain technical training seminars in the prior year which were not repeated in the current year.  The Company also reduced its travel expenses during the three months ended September 30, 2005, compared to the prior year, as many of these activities were curtailed while the Company was either displaced or returning and re-occupying its operating facilities in conjunction with the effects of Hurricane Katrina.  The reductions to operating expenses were partially offset by hurricane related expenses ($9,993), and increases in telephone expenses ($1,688) and personnel expenses ($2,381).  Hurricane related expenses represent the costs associated with mobilizing key equipment and employees to a location not affected by Hurricane Katrina, which allowed the Company to continue processing for its customers without interruption.  The Company maintained its remote operations for approximately three weeks until its employees were able to return to work at the regular processing facility in Gulfport, Mississippi.  The increase in personnel expenses represent increases in operating staff compared to the same period in the prior year.

            For the nine months ended September 30, 2005, operating expenses were $185,110, compared to $197,692 for the nine months ended September 30, 2004, representing a decrease of $12,582, or approximately 6%.  Such decreases in operating costs related to decreases in telephone ($10,408), commissions ($6,701), lease expense ($4,500), office ($4,422), association dues ($3,580), entertainment ($2,442), travel ($2,255), and utilities ($1,947) expenses, partially offset by increases in computer expenses ($3,633), hurricane related expenses ($9,993), personnel ($7,780), rent expenses ($6,071), and loss on disposal of property and equipment ($3,203).  These variances reflect the improvement in negotiated telephone service rates, reductions in commissions and supplies associated with the loss of a significant customer, and reduced operating facility costs related to temporary facilities used in the first six months of the current year compared to the first six months of the prior year.  These reductions were partially offset by expenses incurred with the mobilization and maintenance of temporary remote operations in conjunction with Hurricane Katrina, increases in operating staff during the current year compared to the prior year, and the disposal of certain property and equipment in conjunction with the Company’s move to its new processing facility earlier in the current year.

            For the three months ended September 30, 2005, the Company’s selling, general, and administrative expenses were $62,689, compared to $62,435 for the three months ended September 30, 2004, representing an increase of $254, or approximately 0%.  This increase is mostly due to increases in legal and accounting ($10,582) and marketing ($10,242).  The Company incurred greater legal costs associated with its dispute filed against a former significant customer (See Legal Proceedings).  Accounting expenses in the current quarter increased in conjunction with its SEC compliance requirements following the completion of its spin-off and contribution previously described.  The increases were partially offset by a reduction in personnel ($19,450) and employee search expenses ($1,152).    The Company reduced its personnel costs compared to the prior year by eliminating certain non-productive sales personnel, and began increasing its use of independent sales organizations during the current year.

            For the nine months ended September 30, 2005, the Company’s selling, general, and administrative expenses were $144,283, compared to $176,893 for the nine months ended September 30, 2004, representing a decrease of $32,610, or approximately 18%.  This decrease is primarily due to decreases in personnel ($34,650), employee search expenses ($1,805), and marketing ($1,301), partially offset by increases in legal and accounting costs ($5,147).  The Company reduced certain non-productive marketing expenses and sales personnel costs, and began to increase its use of independent sales organizations during the nine months ended September 30, 2005, compared to the same period in the prior year.  Such decreases were partially offset by greater legal and accounting expenses in conjunction with its audit and other SEC compliance requirements following the spin-off and contribution transactions.

            Net income for the three months ended September 30, 2005, was $28,076 compared to $40,618 for the three months ended September 30, 2004, representing a decrease of $12,542, or approximately 31%.  For the nine months ended September 30, 2005, net income was $47,288 compared to $123,656 for the nine months ended September 30, 2004, representing a decrease of $76,368, or approximately 62%.  Such decreases are mostly the result of the discontinuance of processing by one of the Company’s significant customers, partially offset by various reductions in operating and administrative costs as previously described.

Liquidity and Capital Resources

            As reflected in the Company’s Consolidated Statement of Cash Flows, net cash provided by operating activities for the nine months ended September 30, 2005, was $4,699, compared to $262,687 for the nine months ended September 30, 2004, or a decrease of $257,988.  This decrease is primarily due to the decrease in net income of $76,368, the increase in trade receivables of $27,506, the increase in other receivables of $109,451, and the decrease in accounts payable and accrued liabilities of $92,471, partially offset by the increase in other payables of $68,251.

            Net cash used in investing activities was $54,702 for the nine months ended September 30, 2005, compared to $191,272 for the nine months ended September 30, 2004, representing reductions in cash used in investing activities of $136,570.  Such reductions were attributable to decreases in acquisitions of property and equipment of $39,950, and the absence of any increases to certificates of deposit which occurred in the prior year in the amount of $96,620.

            Net cash provided by financing activities was $10,220 for the nine months ended September 30, 2005, compared to $0 for the nine months ended September 30, 2004, representing proceeds from the sale of restricted stock of $50,220, partially offset by repayments of notes payable to stockholders of $40,000.

            On May 23, 2005, the Company completed a sale of 930,000 shares of restricted common stock to a total of nine accredited investors.  The gross proceeds from the sale was $50,220, and the offering was conducted pursuant to the exemption from registration available under Rule 506 of Regulation D of the Securities Act of 1933.  The proceeds from this sale were utilized to supplement the cash costs incurred by the Company in conjunction with the contribution transaction as previously described.

            As described elsewhere in this report, on July 14, 2004, United executed a Contribution Agreement to effect a reverse merger with Riverbend Telecom, Inc., a reporting company under the Securities Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of its operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by the Company through July 14, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on the Company, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the Company’s members of $100,000, and a note payable due to the Company’s members for the total amount of $256,000 was established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of September 30, 2005, the principal balance of these notes was $196,000.  Accordingly, interest paid for the nine months ended September 30, 2005, of $17,033, relates to these notes payable.

            To date the Company has financed its capital expenditure needs from cash flows generated from its operations.  At this time, management believes it has sufficient operations and existing non-restricted cash to fund its needs for the next twelve months.

            The Company’s future expansion is planned from two sources.  First, the Company plans to add sales personnel.  While there are certain startup costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities.  Management plans to structure its sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services.  Accordingly, management believes it can fund these sales activities from its internally generated cash flow.

            Second, management believes it will also expand future operations through acquisitions which are accretive to its current earnings at the time of acquisition.  Going forward, management expects its public company status to enhance the Company’s ability to attract qualified personnel, obtain addition working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.

            During 2003, the Company entered into a three-year contract with one of its significant customers.  During the quarter ended December 31, 2004, this customer had discontinued its processing with the Company.  After repeated efforts, the Company was unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer.  On April 28, 2005, the Company filed suit against its former customer, alleging breach of contract among other things.  See Legal Proceedings for more information regarding this litigation.

            As disclosed in Note F of the Company’s audited financial statements for the year ended December 31, 2004, which were filed on Form 8-K/A on June 9, 2005, the Company reported certain concentrations with significant customers, indicating that the Company had four customers amounting to approximately 93% of its ACH revenue.  For the nine months ended September 30, 2005, the Company had two customers that exceeded 10% of its gross revenue.  In total, these two customers amounted to approximately 71% of gross revenue.  Management believes that as it continues to implement its expansion efforts, it will continually reduce its concentration with major customers.

Inflation

            Inflation has not had a material effect on the operations of the Company in the past.  At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, they concluded that the Company’s disclosure controls and procedures are effective in enabling us to:

•

record, process, summarize and report within the time periods specified in the Securities and Exchange Commission’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            Not Applicable.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES.

            Not Applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

ITEM 5.          OTHER INFORMATION.

            Not Applicable

ITEM 6.          EXHIBITS.

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

SIGNATURES

            In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED eSYSTEMS, INC.

Date: November 18, 2005	By: /s/ WALTER REID GREEN, JR.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)