Form 10KSB
period 2005-12-31
United eSystems, Inc.
filed 2006-03-31
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  000-49745

UNITED ESYSTEMS, INC.
(Exact Name of Registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2150635 (IRS Employer Identification No.)

15431 O’Neal Road Gulfport, Mississippi (Address of Principal Executive Offices)	39503 (Zip Code)

Registrant’s Telephone Number, including area code:   (228) 832-1597

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, $.001 Par Value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes           No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

Registrant’s revenues for its most recent fiscal year: $737,631.

As of March 30, 2006, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant was $0.

As of March 30, 2006, there were 18,291,667 shares of the Registrant’s common stock outstanding.

Documents Incorporated By Reference: None

This Form 10-KSB consists of 54 pages.                                                    The Exhibit Index begins on page 35.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

            This annual report on Form 10-KSB contains forward‑looking statements that are not statements of historical fact and may involve a number of risks and uncertainties.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements may also relate to our future prospects, developments and business strategies.

            We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this annual report on Form 10-KSB to identify forward‑looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	our limited operating history;

•	intense industry competition;

•	fluctuations in the prevailing industry prices of check processing services;

•	shortages in availability of qualified personnel;

•	legal and financial implications of an unexpected catastrophic events;

•	regulatory or legislative changes effecting check processing operations;

•	reliance on, and the ability to attract, key personnel; and

•	other factors including those discussed under Risk Factors of this report.

            You should keep in mind that any forward-looking statement made by us in this annual report on Form 10-KSB or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report on Form 10-KSB after the date of this filing, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report on Form 10-KSB or elsewhere might not occur.

PART I

            In this annual report on Form 10-KSB we use the terms “United,” “we,” “us” and “our” to refer to United eSystems, Inc. and its wholly owned subsidiary, United Check Services, LLC.  We refer to our $.001 par value common stock as our common stock.

            Except for historical information, the following description of our business may contain forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under the heading “Risk Factors.”

Item 1.     DESCRIPTION OF BUSINESS

History

            United eSystems, Inc., formerly Riverbend Telecom, Inc., is an automated clearing house (“ACH”) service provider, engaged in the business of handling automated bank transactions.  Also known as an ACH processor, we cater mostly to customers engaged in businesses that require significant volumes of electronic transactions.  Such services include direct deposit payroll service, check clearing services, automatic direct debit services, pay-day loan services, and other electronic bill paying services.

            Effective March 30, 2005, United Check Services, LLC, a Louisiana limited liability company, completed its corporate reorganization with Riverbend Telecom, Inc. of New Orleans, Louisiana, according to the terms of a contribution agreement entered into on July 14, 2004, as amended by a letter agreement dated August 5, 2004.  Pursuant to the contribution agreement, the two equity owners of United, Jeffery C. Swank and Paul J. Shovlain, contributed all of their membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result, United became a wholly-owned subsidiary of Riverbend and Messrs. Swank and Shovlain became the majority stockholders of Riverbend.  The Riverbend stockholders who, prior to the effective date of the reorganization owned 100% of the outstanding stock of Riverbend, immediately following the transaction, owned approximately 12% of our outstanding stock and Messrs. Swank and Shovlain, immediately following the transaction, owned approximately 88% of our outstanding stock.  The former telecommunications business of Riverbend was transferred to a former subsidiary, which was subsequently spun-off and is now wholly-owned by the original Riverbend stockholders and is unaffiliated with us.

            The Riverbend officers and directors resigned as of March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr.  On June 13, 2005, we changed our name from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect our business operations following the reorganization.  On May 25, 2005, Mr. Shovlain resigned as a director to pursue other business interests and Ms. Monica Haab was appointed as his replacement.  At this time, all of our business operations are conducted through our wholly-owned subsidiary United Check Services, LLC.

Industry Background

            Automated Clearing House (“ACH”) and the Automated Clearing House network (“ACH Network”) is a processing and delivery system that provides distribution and settlement of electronic credits and debits among financial institutions. The ACH Network was developed in response to the growth of payments by check and the many technological advances in the mid-twentieth century and functions as an efficient, electronic alternative to paper checks. Through a nationwide telecommunications network, United, as an ACH operator, is able to communicate with other ACH operators to exchange entries quickly and efficiently, regardless of geographic distances involved.  The ACH Network offers an assortment of technical formats that can be used for a variety of payment applications, products and services. The ACH Network is governed by operating rules, regulations and guidelines, which are developed by the actual users of the system, and is administered through a series of agreements among financial institutions, customers, trading partners, and other ACH operators.  The main benefits of the ACH Network are cost reductions and increased productivity compared to paper check transactions.

            Development of the ACH Network began in the early 1970s when a group of California bankers formed the Special Committee on Paperless Entries (“SCOPE”) in direct response to the rapid growth in check volume.  SCOPE was chartered to explore the technical, operational, and legal framework necessary for an automated payments system.  SCOPE laid the groundwork for the first automated clearing house association (“ACHA”), which began operation in 1972.  The establishment of this ACHA led to the formation of similar groups in other parts of the country. Agreements were made between the emerging regional ACHA’s and the regional Federal Reserve Banks to provide facilities, equipment, and staff to operate regional ACH networks.

            In 1974, a national automated clearing house association (“NACHA”) was formed to coordinate the ACH movement nationwide.  NACHA oversees America’s largest electronic payments network. NACHA’s primary roles are to develop and maintain the NACHA operating rules, to promote growth in the automated check clearing volume, and to provide educational services to its members and other ACH participants.  Through joint efforts with the Federal Reserve, local ACH operators were electronically linked on a nationwide basis in 1978.

            In an effort to improve the payments system, the U.S. Congress enacted the Monetary Control Act in 1980.  As a result of the Act, private sector ACH operators were encouraged to compete with the Federal Reserve, which could no longer offer its services free of charge and was required to recover its operating costs.  A private sector adjustment is included in Federal Reserve processing charges to make it comparable to operating on a “for profit” basis.

Business Strategy

General Strategy

            As an ACH service provider, also known as an ACH processor, we cater mostly to businesses that require significant volumes of electronic transactions.  Our services may include electronic sales collections, recurring billing, payroll direct deposit, check clearing services, automatic direct debit bill payment services, pay-day and other consumer loan services, and other electronic payment services.

            We act as the customer’s ACH processor to clear transactions electronically through the Federal Reserve banking system.  We are also paid electronically based on our transaction volume for each customer at the time we settle payments to their operations accounts.  To date, the majority of our customers use ACH to collect their sales or accounts receivable.  Within the payments industry, we are known as a “third party processor” or “third party sender.”  This distinguishes us from traditional financial institutions that function within the ACH network and also serve as our competition.  We have been engaged in the ACH processing business since 1998.

            Generally speaking, third party processors are aggregators that provide pricing and additional services that their clients may not otherwise receive from traditional financial institutions.  By servicing a group of clients, third party processors aggregate larger volumes of ACH transactions which allow them to negotiate lower unit prices than any one of their clients could receive alone.  This allows the third party processor to offer competitive pricing to individual clients and still generate sufficient operating margins for its own business.

            Our strategy is to expand our traditional ACH business by increasing the volume of business we conduct with our current customers as well as expanding our base to new types of customers.  As existing customers expand their businesses, we will continue to provide economical solutions for their ACH processing needs.  Additionally, we plan to expand our revenue base to both new and existing customers by adding services and products that compliment ACH processing such as real-time verification transactions and electronic payment card products.  As we add more products and services, we are able to develop a greater variety of customized payment solutions for clients, as well as provide enhancements for our existing clients.  By developing various customized payment solutions that integrate other payment technologies and products with ACH, we can service particular needs in niche markets.

            During 2005 we developed business relationships with several vendors in order to provide real-time account verification and consumer authentication services to be used in conjunction with the retail transactions originated by our clients.  These services are designed to reduce the incidence of erroneous or fraudulent transactions they receive.  In the case of non-face-to-face transactions, such as transactions generated through internet or telephone based businesses, these services assist our customers in meeting the standards prescribed by the NACHA for origination on the ACH Network.  Although these verification services are mostly used in the customer-not-present environment today, we believe real-time verification and identification services will continue to grow and over the long-term will develop into a more significant source of revenue for us.

            In addition to verification services, we also offer several types of automated teller machines and stored value debit card products through established vendors.  These products may be used in conjunction with ACH services to provide a more comprehensive payment solution for our customers.  They allow merchants to offer their customers and/or employees a more convenient way to send or receive payments.  In other applications merchants may expand their customer base to the “unbanked” consumer, while also streamlining their internal cash management functions.  Stored value cards provide a viable complement to ACH processing when real-time cash delivery systems are necessary.  A portion of our commission revenue is derived from these sources.

            Our strategy includes accelerating growth by broadening our product and service offerings as described above, and then identifying quality independent sales organizations experienced in the payments industry, able to recognize the value of consolidating particular products and services into customized solutions.  By offering incentive based compensation we believe we can accelerate our growth and broaden our customer base while minimizing the risk capital needed to execute our expansion goals.

Acquisitions

            Although we presently have no understanding, arrangement or agreement to make any acquisitions, we believe that future growth may be enhanced through acquisitions of complementary companies by utilizing our status as a public company to obtain acquisition capital in order to improve operating efficiencies by eliminating duplicate overhead and increasing transaction volumes.

Marketing and Sales

            Our goal is to expand our presence within the payments industry by developing a marketing team that can effectively communicate our quality of service and the operational efficiencies that ACH can provide to potential customers, both stand alone and in conjunction with complementary products and services that we offer.  Currently we utilize leads generated from our website, word-of-mouth referrals, and independent sales organizations to obtain our current level of business operations.

            We will continue to increase our volume of business with both new and existing clients through quality customer service and by making continual improvements to our processing methods and systems in order to improve product efficiencies.  This is often accomplished through routine feedback that our personnel obtain from our clients as well as from their customers.  Where possible, this feedback is translated into future enhancements designed to improve service and efficiency.

            In addition to expanding the volume of business, our strategy includes broadening the customer base, thereby reducing our concentration within one particular industry.  We plan to accomplish this initially through the use of experienced independent sales organizations with niches in particular segments of the payments industry.  In addition to word-of-mouth referrals, existing web-site inquiries, and independent sales organizations, we also attend various trade shows and information seminars as a method of obtaining new business and learning about new products and processing methods.

            Although ACH has gained widespread acceptance within the business community, there are numerous businesses and industries that have not yet incorporated its usage into their everyday operations.  This is particularly true with small to medium businesses.  This market segment can be targeted through education and information campaigns to advise potential customers as to the true efficiencies to be gained by incorporating ACH into their specific operations.

Operations

            Our operational headquarters are located in approximately 2,400 square feet of office space in Gulfport, Mississippi.  Additional services such as computer hardware and computer software support are outsourced at this time.

            Prior to any business being transacted, prospective clients are reviewed and approved by us and the FDIC member bank that will be associated with the account.  Once approvals are issued, the proper merchant agreements are executed and accounts are set up.  If applicable, appropriate deposits are placed on hand by the client.  The entire process typically takes several business days.

            Currently, we utilize two software systems in conjunction with processing ACH transactions on behalf of our clients.  One is a licensed software system, the other is a proprietary ACH processing system recently developed for us by an independent software vendor.  Both are internet based systems that utilize 128 bit sure socket inscription which meets the National ACHA guidelines for security standards.  There is a “front end” and “back end” component of this software.  We use the back end portion to interface with both our client and our clearing bank in order to process and deliver ACH files.  The client uses the front end portion for data entry, account inquiries, and reporting.

            Once we receive written confirmation from the bank that a client is approved, their account is set up and online training is provided by our staff in the use of the front end component of the software.  This allows the client to access their account via website and begin entering transactions to be processed.  Our systems allow clients the option of either manually entering transactions or uploading daily batch files for processing.  Each batch that a client enters via web access is followed by a fax copy of a transmittal form signed by the client’s designated manager.  This creates a crosscheck of the batch total in order to avoid processing erroneous batch files and to provide additional security measures between us and the client.

            Upon receipt of client information, our staff reviews the batches and compares them to the faxed transmittals.  If everything is in order, we create an ACH file and upload it to the bank over secure website connection.  Additionally, we send a transmittal to the bank showing the total of the file.

            Upon receipt, the bank compares the ACH file totals to the transmittal received.  The bank provides confirmation after they have transmitted the file successfully to the Federal Reserve.  This provides confirmation for us that the file was processed.  Client payments are made by us based on ACH files, not by individual transactions.  All transactions within a file must be properly formatted or the entire file is rejected by the bank for us to correct and re-submit.  The client settlements created in our system are based on the batch totals, less returned transactions, which equals the net amount due the client.  Upon completion of the settlements, the client’s account is then debited to pay us for the fees associated with the transactions we have performed on their behalf.

            In addition to ACH, we also provide real-time account verification services.  These include real-time verification of bank route numbers, account numbers, as well as information regarding the status of bank accounts that may be frozen or restricted due to non-sufficient funds, magnetic ink character recognition problems, trust account restrictions, or other conditions which would typically preclude the account from accepting an ACH debit transaction.  To date we have utilized independent vendors and act as an intermediary for customer service.  In most cases these services are delivered with internet based systems through automated interfaces that we have developed, so there is little customer service involved once the accounts and interfaces are set-up.  Similar to ACH, as we increase the aggregated volume of these type transactions, our costs per unit decrease.

Major Customers

            During 2005, we had transactions with three customers that accounted for approximately 76% of our total revenue.  These three customers include two entities that were owned by our majority stockholders.  Transactions with these two entities represented approximately 62% of our total revenue.

            In November 2003, we contracted with Community Loans of America, Inc. (“CLA”), an Atlanta, Georgia based financial services company that operated in excess of 300 retail payday loan service locations.  Under the agreement, we became the ACH processor for all of CLA’s retail stores for a period of three years from the date of the agreement.  However, during 2004 CLA discontinued its processing operations in violation of the agreement.  Our numerous attempts to either rectify the situation or come to a mutually agreeable arrangement for the cessation of business between the companies were not successful.  On April 28, 2005, we filed suit against CLA for breeching the agreement, seeking either specific performance and/or equitable relief based upon the lost revenue under the agreement.  The parties are currently in the discovery phase of the litigation.  See also Legal Proceedings and Risk Factors in this report for additional information.

            We believe the loss of CLA as a customer has and will for the immediate future, have an adverse effect on our operational revenues.

Products and Services

            We market a variety of related payment services and products in order to provide turn-key business solutions for clients. In addition to ACH services, we provide account and funds verification services, bank wire services, and stored value cards.

ACH Processing Services

            Our ACH services are typically priced based on transaction fees per each ACH debit, credit, or returned transaction.  As stated previously, ACH transactions are processed in batches, rather than in single transactions.  This contributes to cost efficiencies compared to other types of electronic payments such as bank wires or credit card transactions.  For this reason, ACH is one of the least expensive electronic payment methods in the marketplace today.  In addition to the ACH transaction fees, we also charge a monthly account maintenance fee for each active ACH account.  We typically do not charge extra fees for customer support and training.  Because ACH fees are typically based on a fixed fee per each transaction, ACH provides the most cost effective method of processing for merchants that have significant volumes of transactions.  These merchants are usually able to obtain lower unit fees than smaller merchants.

Verification Services

            Our account and funds verification services are intended to assist clients in reducing their incidence of returned or erroneous transactions by providing real-time verification of the validity of a particular consumer account.  We typically set up automated interfaces between our server and the client to provide a real-time connection that allows our customer’s system to query the service and obtain verifications of bank routing number, account number, account status, as well as identify the incidence of dishonored checks presented on the account.  With higher levels of service, we can crosscheck databases to determine whether a particular account has recently returned electronic ACH transactions based on proper authorization not being available.  Our service can also identify accounts that will not accept ACH transactions, such as trust accounts or accounts set up with other payment restrictions.  In the case of merchants that conduct non-face-to-face transactions, such as internet or telephone based businesses, these services are in integral part of maintaining certain standards prescribed by NACHA for allowing these type of transactions to be originated on the ACH network.

ATM and Stored Value Products

            In certain business applications ACH processing may be utilized in conjunction with ATM and/or stored value debit cards in order to provide custom solutions for clients with a variety of needs.  The use of these products in conjunction with ACH helps merchants facilitate real-time transactions in a cost effective manner.  Typically, the card product is used to either issue or receive funds real-time, with ACH being utilized in conjunction with the clearing or settlement function related to daily or weekly accumulations of transactions.  Another example, is the use of stored value cards and ACH to provide payroll services to those individuals that do not have traditional checking accounts.  In effect, the stored value product becomes the equivalent of the employees bank account, and facilitates the electronic deposit of net payroll, automated bill payment, cash withdrawals, retail purchases, card-to-card transfers, and other convenient payment tools.

Independent Sales Organizations and Independent Sales Agents

            We currently engage two independent sales organizations and two independent sales agents to assist in marketing our services.  Our sales agents have pre-existing relationships with businesses in particular market segments.  Because our ACH processing is internet based, our business is not restricted to any portion of the United States.  For this reason, we have not provided any geographical restrictions on our sales agents.  Rather we have obtained agents that focus on particular industries or market segments based on their experience.

            We believe that we benefit from the business relationships these sales organizations and agents have already established with their clients.  Based on these relationships, they can effectively evaluate which products and services should be offered to the client and illustrate the potential benefits that the client may realize.  All of our sales organizations  and agents are compensated on a commission basis calculated based on a percentage of the fees we receive from the client.  Commissions paid to individual agents may vary depending upon the nature of the accounts they represent.  Generally, all agents are compensated based upon a percentage of the fees we collect, in excess of a floor price that we retain.  In this manner, we receive a minimum, the floor price, to cover our cost, plus a percentage of the excess that is usually not more than 50%.  Conversely, the organization or agent receives its percentage of the amount of collected fees in excess of the floor price.  Current commission payments range from $2,000 to $10,000 per month.

            The market for sales organizations and agents is competitive.  However, we believe that we will continue to be able to attract and retain qualified agents by offering them the opportunity to:

•	participate in a future stock or stock option plan;
•	work with us to benefit from building a developing, entrepreneurial company;
•	participate in an attractive, results-oriented compensation package; and
•	derive additional incentive compensation by marketing other products and services we offer in conjunction with ACH processing services.

Customers

            We identify potential customers through website inquiries, personal and business relationships, referrals from sales organizations and agents , and attendance at trade shows and seminars.  Any individual or business that has a need for processing of significant numbers of payments is a potential customer and we believe can benefit from our competitive service offerings.

            As previously described, our customer is typically a merchant the desires efficient collection or payment of funds.  The majority of our clients are businesses that utilize our services to collect their sales or accounts receivable.  Other significant segments of our customer base include companies that wish to collect recurring payment installments such as loan companies, property management companies, or associations.

            Once a customer has consented to using a service offered by us, we require the customer to complete an application that establishes key information regarding the business entity, its owners, and managers.  This application is used in conjunction with an underwriting process in which we and our clearing bank conduct an investigation into the business, its formation, and ownership.  This includes obtaining sample copies of relevant documents and authorization forms and scripts that are used by the client to effect transactions that will be settled through ACH processing.  Once a client is accepted, a merchant agreement is executed that establishes the terms and conditions upon which we will provide service to the client.

            Upon completion of the merchant agreement, we then set up the client account in our ACH processing system and provide online training for the client’s designated person or persons that will operate the system.  The setup process can be completed in an hour for manual entry clients.  For clients utilizing automated interfaces to submit transactions it usually takes an additional one to two hours of work time, assuming the client has technical support to address issues with its own computer network.  Online training takes only twenty minutes of actual training time.  Once both the setup and training are complete, the client is able to begin entering ACH transactions.  Once the client has entered transactions into the system, a fax transmittal is sent to our processing office that contains check totals and is signed by the client’s authorized manager.  This serves as an added measure to reduce errors, and serves to provide an extra measure of security between us and the client.

            As previously stated, we typically collect our transaction fees for ACH processing at the time of each funds settlement.  We bill monthly maintenance fees for each active account following the end of each month by providing an electronic billing followed by an ACH debit on a pre-determined date set forth on the electronic invoice.

Competition

            The electronic payments industry in the United States is highly competitive, rapidly evolving, and continues to experience significant growth.  There are in excess of 12,000 members of the NACHA, most of which are financial institutions.  While exact figures are difficult to obtain, management believes less than approximately 3% of the 12,000 members, or 360 members represent the non-financial institution members that are third party processors, such as us.  Within the overall industry, we represent one of the smaller ACH processors within the United States.  Management believes we fall within the bottom 30% of third party processors at this time.

            Based on periodic inquiries with competitors, pricing and services are reviewed at least once annually.  We believe that the majority of our competitors charge for services based on a fixed fee per transaction.  However, many competitors charge additional setup fees, inquiry fees, and software usage fees.  Most also charge monthly account maintenance fees.  In some cases, competitors charge based on a percentage of the sale price, much like the merchant fees charged by credit card companies, called discount fees.

            In contrast, we charged a fixed fee per transaction, and maintain our pricing at approximately the mid-point of the average competitor pricing derived from our periodic reviews of the competition.  Our pricing structure is designed to be tied to the productive use of ACH services and we do not charge our customers for costs and software fees not tied to actual transaction activity.  Our monthly maintenance fee is designed to cover our costs of these other activities and offer a simplified billing structure.

            Competition in the ACH business is based upon pricing and quality of service.  We compete with numerous financial institutions and other third party providers that offer essentially the same services as we do.  Many of our competitors are substantially larger and have greater financial, technical and marketing resources than us.  Our success depends upon our continued ability to deliver to our clients personal service and customized solutions.

            The major financial institutions have standardized plans and may not always offer all of the services that small to medium-sized business in need of electronic solutions demand.  However, competition is fierce with other third party providers for this segment of business.  Additional pricing pressure may come from the introduction of new technologies.  In addition, reductions in prices charged by our competitors may have a material adverse effect on us.  Furthermore, consolidations and alliances across industry segments may intensify competition from significantly larger, well-capitalized companies.

            We believe that our primary competitors are other independent third party ACH providers.  We believe that such competitors will continue to offer small to medium businesses cost effective services by aggregating transaction volumes in a competitive marketplace.  Over time, we expect consolidation to occur among third party providers and believe that by positioning ourselves as a public company, we have a competitive advantage in terms of obtaining the expansion capital needed to participate in such consolidation compared to our competitors that are privately held.

Industry Regulations

            The ACH process operates from beginning to end through a series of legal agreements.  The NACHA operating rules are the primary rules and regulations for the commercial ACH Network.

            Federal Government ACH payments are controlled by the provisions of Title 31 Code of Federal Regulations Part 210 (31 C.F.R. Part 210).  The Financial Management Service (“FMS”) of the U.S. Department of the Treasury is the agency responsible for establishing Federal Government ACH policy.  In 1999, FMS adopted the provisions of the NACHA Operating Rules as the regulations governing the transmission and receipt of Federal Government ACH entries, with certain exemptions to address matters of federal law. FMS also publishes The Green Book, a procedural manual for Federal Government ACH payments.  Other laws that have a direct bearing on ACH operations are the Uniform Commercial Code Article 4, which governs check transactions, and Article 4A, and the Electronic Funds Transfer Act as implemented by Regulation E.

            Certain other activities related to ACH payments are affected by The Right to Financial Privacy Act, Regulation D regarding reserve requirements, Regulation CC regarding funds availability, and other regulatory agency directives.

Employees

            We currently have four employees, four sales representatives, and utilize two technical support teams which are outsourced.  None of our employees or the employees or any of our outsourced technical support teams are represented by labor unions.  We believe we have good relations with all our employees, sales representatives, and technical support team members.

            Mr. Jeffery Swank and Mr. Walter Reid Green, Jr. are our chief executive officer and chief financial officer, respectively.  At this time Mr. Swank does not work full-time and takes no salary, but is involved regularly with our operations.  Mr. Green works full-time for us.  A majority of our selling activities are conducted through a developing network of independent sales agents who are not employees, and are overseen by Mr. Green.  The additional staff are responsible for the daily processing operations and oversee the work of the outsourced technical support teams which are responsible for network security, software development, and other technical support functions as needed.

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

Risks Related To Our Business

We rely on cooperative relationships with, and sponsorship by, banks, the absence of which may prevent us from conducting our business operations.

            We rely on several banks for access to the ACH Network for submission of both credit card and check settlements.  Our banking relationships are currently with smaller banks (with assets of less than $500,000,000).  Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time.  A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances.  If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process credit card transactions and receive the related revenue.  Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

            We maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our processing volume or that we will always be able to maintain these relationships or establish new banking relationships.  Even if new banking relationships are available, they may not be on terms acceptable to us.  Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

Merchant fraud with respect to ACH transactions could cause us to incur significant losses.

            We rely on the processing revenue derived from ACH transactions.  If any merchants were to submit or process unauthorized or fraudulent ACH transactions, depending on the dollar amount, we could incur significant losses which could have a material adverse effect on our business and results of operations.  We assume and compensate the sponsoring bank for bearing the risk of these types of transactions.

            We have implemented systems and software for the electronic surveillance and monitoring of fraudulent ACH use.  We cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.

Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

The business in which we compete is highly competitive and there is no assurance that our current products and services will stay competitive or that we will be able to introduce new products and services to compete successfully.

            We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services.  This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction.  Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses.  While we believe our small size provides us the ability to move quickly in some areas, our competitors’ greater resources enable them to investigate and embrace new and emerging technologies quickly to respond to changes in customers needs, and to devote more resources to product and services development and marketing.  We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers.  If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenues to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

Security breaches could impact our continued operations and cause us to lose customers.

            We process confidential financial information and maintain several levels of security to protect this data.  Security includes hand and card-based identification systems at our data center location that restricts access to the facility, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet.  While these systems have worked effectively in the past, there can be no assurance that we will continue to operate without a security breach in the future.  Depending upon the nature of the breach, the consequences of security breaches could be significant and dramatic to our continued operations.

The industry in which we operate involves rapidly changing technology and our failure to improve our products and services or to offer new products and services could cause us to lose customers.

            Our industry involves rapidly changing technology.  Recently, we have observed rapid changes in technology as evidenced by the Internet and Internet-related services and applications, new and better software, and faster computers and modems. As technology changes, our customers desire and expect better products and services.  Our success depends on our ability to improve our existing products and services and to develop and market new products and services.  The costs and expenses associated with such an effort could be significant.  There is no assurance that we will be able to find the funds necessary to keep up with new technology or that if such funds are available that we can successfully improve our existing products and services or successfully develop new products and services.  Our failure to provide improved products and services to our customers or any delay in providing such products and services could cause us to lose customers to our competitors.  Loss of customers could have a material adverse effect on us.

Our inability to protect or defend our trade secrets could hurt our business.

            We have expended a considerable amount of time and money to develop our own information systems for our merchants’ customers.  We regard these information systems as trade secrets that are extremely important to our payment processing operations.  We rely on confidentiality agreements with employees, customers, partners and others and have not otherwise taken steps to obtain additional protection on these information systems.  In addition, our third-party confidentiality agreements may be breached and, if they are, there may not be an adequate remedy available.  If our trade secrets become known, we may lose our competitive position, including the loss of its merchant and bank customers.  Such a loss could severely impact our results of operations and financial condition.

If we do not continue to stay abreast of new technology, we could lose our competitive position.

            Because technology in the ACH industry evolves rapidly, we need to continue to be aware of new technological developments in both the bankcard processing business segment and the check-related products segment in order to remain competitive. If we fail to commit adequate resources to educate ourselves of new technology, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

Failure to obtain additional funds may impact our operations and future growth.

            We use funds generated from operations, as well as funds obtained through credit facilities, to finance operations.  In light of our recent financing efforts, and as a result of the cash flow generated from operations, we believe we have sufficient cash to support our business activities, including technology and marketing costs. However, future growth may depend on our ability to continue to raise additional funds, either through operations, bank borrowings, or equity or debt financings.  There is no assurance that we will be able to continue to raise the funds necessary to finance growth or continue to generate the funds necessary to finance operations, and even if such funds are available, that the terms will be acceptable to us.  The inability to generate the necessary funds from operations or from third parties in the future may require us to scale back our research, development and growth opportunities, which could harm our overall operations.

While we maintain insurance protection against claims related to our services, there is no assurance that such protection will be adequate to cover potential claims and our inability to otherwise pay such claims could harm our business.

            We maintain employee dishonesty insurance for the services we provide and have applied for errors and omissions insurance. While we believe the limit on our insurance policy is adequate and consistent with industry practice, if claims are brought by our customers or other third parties, we could be required to pay the required claim or make significant expenditures to defend against such claims in amounts that exceed our current insurance coverage.  There is no assurance that we will have the money to pay potential plaintiffs for such claims if they arise beyond the amounts insured.  Making these payments could have a material adverse effect on our business.

Increases in the costs of technical compliance could harm our business.

            The services which we offer require significant technical compliance.  This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System’s Automated Clearing House and check related issues, and various banking requirements and regulations.  We have personnel dedicated to monitoring our compliance to the specific industries we serve and, when possible, we are moving the technical compliance responsibility to other parties.  As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to us.  These costs could be in the form of additional hardware, software or technical expertise that we must acquire and/or maintain. While we currently have these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that we will always be able to underwrite the costs of compliance in each industry wherein we compete.

We have limited marketing experience and our marketing efforts may not result in significant increases in its ACH processing business.

            Since inception, we have only engaged in limited marketing activities and currently have limited marketing experience with no formal marketing department.  Accordingly, our marketing efforts may not result in significant initial or continued increases in our ACH processing business.  Furthermore, our marketing plans are subject to change as a result of a number of factors, including changes in market conditions, the addition of marketing professionals to our management team, or changes in the needs and preferences of existing and potential customers.

We have a concentrated customer base and any significant adversities affecting our customers could have a material adverse effect on our operations.

            To date most of our business has been concentrated with customers engaged in check cashing and/or payday loan services.  As a result, any significant adverse events or conditions affecting these businesses would have a material adverse effect on our business.  We also conducted a significant portion of our business under a three year agreement with Community Loans of America, Inc. (“CLA”), a payday loan company based in Atlanta, Georgia.  During the quarter ended December 31, 2004, this customer had discontinued its processing with us.  After repeated efforts, we were unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer.  On April 28, 2005, we filed suit against our former customer, alleging beach of contract among other things.  See Legal Proceedings for more information regarding this litigation.  Accordingly, the loss of this business caused a significant adverse affect on our operations.  During 2005, through our continued marketing efforts we have replenished a portion of the lost revenue from this former customer.  See also Management’s Discussion and Analysis section of this report.

Our success depends on the continued service of our key management personnel and the loss of services from one or more of these individuals could negatively impact our business.

            Our success depends on our ability to attract, motivate and retain highly-skilled managerial personnel.   Competition for such personnel in our business is intense.  The success that we may achieve will only enhance the reputation of and alternatives available to our key personnel.  We may not be able to retain our key employees or attract, motivate and retain additional key employees in the future.  Our failure to retain these key employees, or failure to attract new personnel as its needs arise would entail significant additional employment costs and may result in management strategy shifts which may diminish our ability to remain profitable.

Item 2.     DESCRIPTION OF PROPERTY

            Our principal executive, administrative and operational offices are located in Gulfport, Mississippi.  Our address is 15431 O’Neal Road, Gulfport, Mississippi, 59503.  We lease approximately 2,400 square feet of office space pursuant to a three year lease that expires May 1, 2008.  Lease payments are approximately $1,800 per month.  We believe this facility is adequate for our future needs.

Item 3.     LEGAL PROCEEDINGS

United Check Services, L.L.C.  v. Community Loans of America, Inc., (United States District Court, Eastern District of Louisiana, Civil Action No. 05-1713):

            On April 28, 2005, United Check Services, L.L.C. filed suit against Community Loans of America, Inc. (“CLA”), one of its former significant customers.  The complaint claims that CLA breached its written three year agreement with United, originally dated October 27, 2003, under which United had been providing automated clearing house services for all of CLA’s payday loan store operations.  In addition to providing terms under which United would process ACH transactions for CLA, the agreement also included a non-disclosure and non-compete provision intended to protect United in exchange for United teaching CLA how to utilize ACH processing, and sharing certain proprietary information and processes to effect efficient processing.  The non-compete provision includes CLA, its affiliates, subsidiaries, successors and assigns, and extends for a period of five years following the termination of the agreement.  United seeks a judgment ordering specific performance under the agreement, and/or all other legal and equitable relief to which it is entitled based on its lost revenue under the agreement.

            On June 3, 2005, CLA filed its affirmative defenses, answer, and counterclaim denying the factual allegations in the complaint and alleging that the agreement does not obligate CLA to request any particular ACH transaction from United during the term of the agreement.  CLA also alleges that the non-compete clause is unenforceable and that CLA has been damaged as a result of a group of ACH transactions not received in a timely manner.  CLA is seeking whatever just and equitable relief may be awarded by the court.  United intends to vigorously prosecute its claims in this litigation and to defend against the claims raised by CLA in the same fashion.  The trial date is currently set for November 13, 2006.

            As of March 30, 2006, the discovery portion of the case has begun; however, no depositions of the parties have been scheduled.

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

Holders

            As of March 30, 2006, we had approximately 15 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders (1)	402,000	$.03	-

Total	402,000	N/A	0

_______

(1)

Includes options to purchase 344,500 shares of our common stock at $.03 per share granted to Walter Reid Green, Jr., our Treasurer, Secretary and a director and options to purchase 57,500 shares at $.03 granted to three of our employees.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes indexed in Item 7 of this report and beginning on page F-1.

Executive Summary

            On March 30, 2005, we entered into a spin-off agreement with Riverbend Holdings, Inc., our former wholly owned subsidiary, pursuant to which we transferred all of our assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, we distributed all of Holdings common stock to our then-existing four (4) stockholders on a pro rata basis, one share of Holdings common stock for each share of our common stock held by the stockholders.  Holdings was formed for the purpose of effecting our reorganization and the subsequent distribution of all of the Holdings common stock to our stockholders.  Holdings filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the spin-off, we completed the contribution transaction with United Check Services, LLC, a Louisiana limited liability company, according to the terms of a contribution agreement entered into on July 14, 2004, as amended by a letter agreement dated August 5, 2004.  Pursuant to the contribution agreement, the equity owners of United Check Services, Jeffery C. Swank and Paul J. Shovlain, contributed all of their limited liability membership interests in United Check Services to us in exchange for 15,315,000 shares of our common stock.  As a result of this transaction, United Check Services became our wholly-owned subsidiary and Messrs. Swank and Shovlain became our majority stockholders.  Our stockholders who, prior to the effective date of the contribution transaction owned 100% of our outstanding stock, immediately following the transaction, owned 12% of our issued and outstanding stock.  Immediately following the transaction, Messrs. Swank and Shovlain owned approximately 88% of our outstanding stock.

            As a result of the spin-off, our former telecommunications business is carried on by Holdings, and the automated clearing house services business of United Check Services is now carried on by us, through our 100% ownership interest of United Check Services.  Our pre-contribution stockholders own both our common stock and 100% of the Holdings common stock.  We do not have any ownership interest in Holdings.

            Our pre-contribution officers and directors resigned as of March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr.  United Check Services was a closely held limited liability company, and all of the membership interests were owned by Jeffery C. Swank and Paul J. Shovlain.  On May 25, 2005, Mr. Shovlain resigned as director to pursue other business interests, and Ms. Monica Haab was appointed as director until the next regular election of directors.

            As described above, as a result of the contribution agreement, pre-contribution stockholders’ ownership interest in us, which became the business of United, was substantially diluted.  However, as a result of the spin-off and distribution of Holdings’ shares, our pre-

contribution stockholders maintained their current ownership interest in our former telecommunications business as represented by the Holdings’ common stock that was distributed to all of the pre-contribution stockholders.  Our former officers and directors are the officers and directors of Holdings and are responsible for the continued operation of the telecommunications business of Holdings.

            The spin-off agreement and the contribution agreement were approved by our stockholders at a special meeting held on March 30, 2005.

            On June 13, 2005, we effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect our business operations.  At this time, all of our business operations are conducted through our wholly owned subsidiary United Check Services, LLC.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position over the past two fiscal years.  This section should be read in conjunction with the financial statements and related notes included in this Form 10-KSB.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

            Our revenue for the year ended December 31, 2005, was $735,231 compared to $895,803 for the year ended December 31, 2004.  The decrease of $160,572, or 17.9%, is mainly attributable to the loss of one of our significant customers late in 2004, which has been partially offset by the addition of new customers during 2005.  We originally completed a three year agreement with Community Loans of America in October 2003 under which we provided ACH processing services to all of its locations.  During the fourth calendar quarter of 2004, CLA discontinued sending transactions.  We filed suit seeking equitable relief as a result of the lost business.  For more details, refer to “Legal Proceedings” in this report.

            During the second half of 2005, we began offering verification services in an effort to assist clients in reducing the incidence of accepting erroneous transactions.  We began by offering these services to several of our significant clients on a trial basis.  Our pricing for these services is based on transaction volume.  Therefore we offered these services at our base transaction cost.  As more of our clients utilize these services, we will reach lower cost tiers in our rate structure, thereby creating gross margin in services that were initially provided at cost.

            We also began developing relationships with other companies that offer services we do not provide, such as merchant processing services and bank drafting services.  When we receive inquiries for these types of services, we provide referrals in exchange for referral commissions.  During the second half of 2005, we began to generate commissions from these activities, resulting in $43,123 of commission revenue as indicated below.

            The following table presents the composition of revenue in 2005 and 2004:

Revenue:	2005 Dollars	Percentage	2004 Dollars	Percentage	Variance Dollars

ACH Processing	$642,656	87.4%	$891,613	99.5%	$(248,957)
Verification Services	$49,452	6.7%	-	-	$49,452
Commissions	$43,123	5.9%	-	-	$43,123
Payroll Advance Svcs.	-	-	4,190	0.5%	(4,190)

Total Revenue	$735,231	100.0%	$895,803	100.0%	$160,572)

Cost of Revenue and Gross Profit

            Our cost of revenue for the year ended December 31, 2005 was $189,988, or 25.8% of revenues, as compared to $175,241, or 19.6% of revenues, for the year ended December 31, 2004.  As a percentage of revenues, cost of revenue increased approximately 6.2% which reflects the utilization in the current year of commissioned sales agents.  Additionally, we developed our own proprietary ACH processing software and began recording depreciation expense related to our software in the current year.  For 2005, we paid commissions to independent sales agents totaling $13,215 and none in 2004.  We recorded $11,400 of depreciation expense associated with our proprietary software in cost of revenues for 2005 compared to $0 for 2004.

            Also, for 2005, as previously mentioned, we began offering verification services at our initial cost.  This contributed to our 2005 cost of revenue representing a higher percentage of total revenues compared to the prior year in which we had no such revenues being delivered at cost.

            The following table presents the composition of cost of revenue in 2005 and 2004:

Cost of Revenue:	2005 Dollars	Percentage	2004 Dollars	Percentage	Variance Dollars

ACH Costs	$115,021	60.5%	$169,598	98.1%	$(54,577)
ACH Commissions	13,215	7.0%	-	-	13,215
Depreciation –ACH System	11,400	6.0%	-	-	11,400
Verification Fees	49,814	26.2%	250	0.2%	49,564
Other	538	0.3%	3,019	1.7%	(2,481)

Total Cost of Revenue	$189,988	100.0%	$172,867	100.0%	$(17,121)

            Our gross profit for the year ended December 31, 2005 was $545,243, or 74.2% of revenues, as compared to $720,562, or 80.4% of revenues, for the year ended December 31, 2004.  The decrease in gross profits of $175,319 relates mostly to the overall decrease in revenues as previously described.  The decrease in gross profits as a percentage of revenues of approximately 6.2% related to the additional depreciation expenses related to our proprietary ACH processing system, and the increase in verification fees at no margin as previously described.

                Management anticipates that revenues will continue to increase while gross profit margins will remain constant or decrease slightly.  This is partially attributable to the continued increase in the utilization of independent sales agents.  Additionally, we expect going forward that some of our agents will deliver higher volume clients that will require more competitive pricing in order to obtain their business.

Operating Expenses

            For 2005, our operating expenses totaled $258,500, as compared to $274,310, representing a decrease of $15,810, or 5.7%.  As result of the loss of a significant customer, we reduced certain personnel costs by $6,414, or 5.4%, travel costs by $6,318, or 26.4%, without adversely effecting our operations.

            In addition, our other operating expenses decreased by $3,078.  However, included in our 2005 other operating expenses were $12,329 of costs related to the impact Hurricane Katrina.  Although our leased operating facilities in Gulfport, Mississippi were not significantly damaged, we were displaced for approximately one month until power and phone service were restored to the area.  These displacement costs were part of our emergency preparedness plan, in which we migrated to an unaffected region of the country and reconnected to remote hosted servers.  This allowed us to provide uninterrupted processing services to all our clients throughout the month of September 2005, in which we were displaced from our regular processing facilities.

General and Administrative

            Our selling, general and administrative expenses for the year ended December 31, 2005 were $185,428 as compared to $262,923 for the year ended December 31, 2004.  The decrease of $77,495, or 29.5% is attributable to decreased personnel costs of $35,581, or 31.6%, and legal and accounting fees of $35,606, or 38.6%, partially offset by increases of $4,358 in other costs.

            The decrease in personnel costs related to elimination of certain administrative personnel engaged in selling activities.  In 2005, we began to utilize independent sales agents in place of salaried marketing personnel.  The decrease in legal and accounting costs relates to the reduction of such costs related to our completing the contribution transaction and reverse merger with Riverbend Telecom, Inc. as previously described.  Although we did incur a portion of these costs in early 2005, a majority of the costs were incurred during 2004.

Interest Income and Expense

            For 2005, we generated $2,400 in interest income, compared to $1,082 for 2004, representing an increase of $1,318, or 121.8%.  This increase is mostly attributable to increases in the prevailing interest rate we received on our $200,000 certificate of deposit compared to the prior year.

            Interest expense was $21,012 for 2005, compared to $10,667 for 2004, representing and increase of $10,345, or approximately 97%.  These interest payments represent monthly interest payments under the note payable, originally dated July 14, 2004, to the former members of United.  Because the note commenced mid-year in 2004, the interest payment for 2004 are approximately half of those for 2005 in which we made monthly payments throughout the entire year.

Provision for income taxes

            For 2005, we reported income tax expense of $24,411, compared to none for  2004.  During the current year, we completed our contribution transaction and reverse merger with Riverbend.  As a result, we now operate as a corporation.  Our wholly owned subsidiary, United, is a limited liability company, and therefore is disregarded for income tax purposes.  During the prior year, 2004, the ACH processing operations were accounted for in United and the taxable income flowed directly to the members.  Therefore, there is no income tax expense recognized on the audited financial statements for 2004.  See also Note G of the Company’s audited financial statements included in this report regarding income taxes.

Liquidity and Capital Resources

            As reflected in our Consolidated Statement of Cash Flows, net cash provided by operating activities for the year ended December 31, 2005, was $85,226, compared to $265,187 for the year ended December 31, 2004, or a decrease of $179,961.  This decrease is primarily due to the decrease in net income of $126,119, the increase in trade receivables of $21,025, the increase in other receivables of $31,340, partially offset by the increase in depreciation expense $13,536.  The reductions in net income were mostly attributable to the loss of a significant customer as previously described.  The increases in trade receivables relates mostly to verification services.

            Net cash used in investing activities was $71,002 for the year ended December 31, 2005, compared to $223,132 for the year ended December 31, 2004, representing reductions in cash used in investing activities of $152,130.  Such reductions were attributable to decreases in acquisitions of property and equipment of $52,008, and the absence of the significant increases to certificates of deposit which occurred in the prior year in the amount of $97,702.

            Net cash used in financing activities was $49,630 for the year ended December 31, 2005, compared to $20,000 for the year ended December 31, 2004, representing proceeds from the sale of restricted stock of $50,370, partially offset by repayments of notes payable to stockholders of $100,000.

            On May 23, 2005, we completed a sale of 930,000 shares of restricted common stock to a total of nine accredited investors.  The gross proceeds from the sale was $50,370, and the offering was conducted pursuant to the exemption from registration available under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.  The proceeds from this sale were utilized to supplement the cash costs incurred in conjunction with the contribution transaction as previously described.

            As described elsewhere in this report, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000.  In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the members of $100,000, and a note payable due to the our members for the total amount of $256,000 were established.  The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity.  As of December 31, 2005, the principal balance of these notes was $136,000.  Accordingly, interest paid for the year ended December 31, 2005, of $21,012, relates to these notes payable.

            To date we have financed our capital expenditure needs from cash flows generated from our operations.  At this time, management believes it has sufficient operations and existing non-restricted cash to fund our needs for the next twelve months.

            Our future expansion is planned from two sources.  First, we plan to add independent sales representatives to assist in the growth of our ACH and verification service business.  While there are certain startup costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities.  Management has and plans to continue to structure our sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services.  Accordingly, management believes it can fund these sales activities from our internally generated cash flow.

            Second, management believes it will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition.  Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain addition working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.  At this time, however, we have no understanding, arrangement or agreement to make any acquisitions

            During 2003, we entered into a three-year contract with one of our significant customers.  During the quarter ended December 31, 2004, this customer had discontinued its processing with us.  After repeated efforts, we were unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer.  On April 28, 2005, we filed suit against our former customer, alleging breach of contract among other things.  See Legal Proceedings for more information regarding this litigation.

            As disclosed in Note F of our audited financial statements included in this report for the year ended December 31, 2005 and 2004, we have disclosed certain concentrations with significant customers, indicating that we had four customers accounting for approximately 93% of our ACH revenue for the year ended December 31, 2004.  During 2005, we had transactions with three customers that amounted to approximately 76% of our total revenue.  These three customers include two entities that were affiliated to us through common ownership.  Transactions with these two entities represented approximately 62% of our total revenue.

Management plans to continue its efforts to reduce our concentrations with significant customers through our marketing efforts as previously described.

Inflation

            Inflation has not had a material effect on our operations in the past.  At the present time there is a substantial doubt that such conditions will adversely effect us for the foreseeable future.

Critical Accounting Policies

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note B to the financial statements describes the significant accounting policies and methods used in preparing the financial statements.  We consider the accounting policies described below to be our most critical accounting policies and include the policies that are impacted by estimates we make.  We base our estimates on historical experience and/or various assumptions that are believed to be reasonable under the circumstances.  The results are used by management to make judgments about the carrying value of assets, liabilities, revenues and expenses.  Actual results may materially differ from these estimates.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

            We charge customers a fee for our ACH clearing and Payroll Advance services.  For these transactions, we recognize only the fees generated as revenue.  These fees are recognized as revenue when we have provided the service to our customers.

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

Restricted Cash

            Restricted cash consists primarily of funds maintained in our primary bank account to facilitate ACH transactions.  We have restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

Income taxes

            Our provision for income tax expense is equivalent to 34% of our net income, as management has deemed that there are no material differences between book and tax income.

Item 7.     FINANCIAL STATEMENTS

            The financial statements required to pursuant to this item are set forth immediately following Item 14 and the signature page of this report.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

Item 8A.     CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, they concluded that our disclosure controls and procedures are effective in enabling us to:

•

record, process, summarize and report within the time periods specified in the Securities and Exchange Commission’s rules and forms, information required to be disclosed by us in the reports that we file or submit under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     OTHER INFORMATION

            None.

PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS

            The following table sets forth certain information regarding our executive officers and directors as of March 30, 2006:

Name	Age	Position	Director Since

Jeffery C. Swank	45	President, and a Director	2005
Walter Reid Green, Jr.	47	Secretary, Treasurer, and a Director	2005
Monica B. Haab	39	Director	2005

            Mr. Jeffery C. Swank, age 45, co-founded United in 1998 in order to provide the means to efficiently collect and settle funds electronically through the ACH Network.  He attended Tulane University, majoring in Management and Finance.  Mr. Swank has been successful in numerous businesses including real estate development, financial services businesses, and debt collection agencies.  From 1995 through 2003 he was engaged in the executive management of approximately fifty payday and title loans stores, employing approximately 350 workers, across five states within the southeastern portion of the United States.  Beginning in late 2003, Mr. Swank began developing a plan to expand the operations of United, including the decision to convert United from a privately held entity into a public company.  Mr. Swank devotes approximately 3% of his time to our business.

            Mr. Walter Reid Green, Jr., age 47, has a total of twenty years experience within accounting, management, and finance.  In December 1983, Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University.  He successfully completed the uniform Certified Public Accountant examination in August 1986.  His experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries.  In January 1993, Mr. Green became Treasurer and Chief Financial Officer of Pacesetter Ostrich Farm, Inc. following its initial public offering and listing on NASDAQ.  Mr. Green also served on its Board of Directors.  In 1998, this company completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems.  It’s customer base consisted mostly of larger public companies including AT&T, SBC Communications, Adesta Communications, and Espire Communications.  In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana.  In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc., and subsequent name change to United eSystems, Inc., to become a publicly traded company.  Mr. Green devotes approximately100% of his time to our business.

            Monica B. Haab, age 39, who has served as a director since May 25, 2005, is an attorney specializing in legal services for long distance and local exchange telecommunications service providers, related to state regulatory agencies as well as the Federal Communications Commission.  In 1987, Mrs. Haab obtained a Bachelor of Science degree in Marketing from Nichols State University in Thibodaux, Louisiana.  In 1990, she completed her Juris Doctorate from Loyola University.  From 1991 to present, Mrs. Haab has worked at the law firm of Nowalsky, Bronston, & Gothard, APLLC, as an attorney providing legal services for the telecommunications industry.

Board of Directors

            Directors are elected by the stockholders at the annual meeting of stockholders and serve until their successors are duly elected and qualified.  Currently, there are three directors.  Officers are appointed by and serve at the discretion of the board of directors.

Board Committees

            There are currently no committees of the board of directors.

Family Relationships

            There are currently no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

            Jeffrey C. Swank and Paul J. Shovlain (a beneficial owner and former director) were formerly the sole stockholders or members of numerous companies engaged in the lending business in the state of Florida and elsewhere.  The majority of the companies were domiciled in Louisiana and operated under the name “Cash Cow.”  On January 7, 1999, the Florida Department of Banking and Finance filed an administrative complaint and sought a cease and desist order against Jeffrey Swank, Paul Shovlain and Cash Cow (collectively “Respondents”), alleging that they engaged in the business of making consumer finance loans without obtaining a license from the Florida Department of Banking and Finance and charged interest rates on such loans in excess of the amount allowed by Florida Statute.  On December 22, 2000, following several hearings, a cease and desist order was entered and Respondents were ordered to pay a fine.  In addition, Jeffrey Swank and Cash Cow separately filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Florida in 1999.  With respect to Mr. Swank, an Order Confirming the Plan was entered November 27, 2002.  With respect to the Cash Cow entities, an Order of Dismissal was entered on December 5, 2001.

            In May 2002, Reid Green filed for protection under Chapter 7 of the federal bankruptcy code in connection with Primelink Systems, a telecommunications service provider of which he was the Chief Financial Officer, default on substantial financial commitments owed to him.  The bankruptcy was discharged on November 18, 2002.

Code of Ethics

            Our board of directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  A copy of our Code of Ethics is incorporated by reference as Exhibit 14 to this annual report on Form 10-KSB.  We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Reid Green at 15431 O’Neal Road, Gulfport, MS 39503.

Section 16(a) Beneficial Ownership Reporting Compliance

            To our knowledge, during the fiscal year ended December 31, 2005, our ten percent (10%) stockholders, officers and directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, except Ms. Haab inadvertently failed to timely file a Form 3 reporting her initial beneficial ownership.  A Form 3 for Ms. Haab was subsequently filed.  This statement is based solely on a review of the copies of such reports furnished to us by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Salary			Restricted Stock Award(s) ($)	Options/ SARs (#)	All Other Compensation ($)
	Year	($)	Bonus

Jeffery C. Swank(1)	2005	$ 0	$ 0	-0-	-0-	$ 0
President	2004	$ 0	$ 0	-0-	-0-	$ 0
	2003	$ 0	$ 0	-0-	-0-	$ 0

Walter Reid Green, Jr.	2005	$ 75,000	$ 1,500	-0-	312,000	$ 0
Secretary and Treasurer	2004	$ 75,000	$ 1,500	-0-	-0-	$ 0
	2003	$ 0	$ 0	-0-	-0-	$ 0

__________

(1)	Mr. Swank takes no salary due to the limited time he devotes to our daily operations.

Director Compensation

            Our directors do not currently receive any compensation for serving as directors.  However, we may adopt a plan of reasonable compensation for our directors, which may include grants of options.  We intend to reimburse any of our non-employee directors, for all direct expenses incurred by them in attending a board of director meeting and any committee meeting.

Employment Agreements

            We have entered into an employment agreement with Mr. Green pursuant to his duties as Chief Financial Officer.  Under the employment agreement, Mr. Green receives an annual base salary of $75,000, was granted an option to purchase 312,000 shares of our common stock at a price of $0.03 per share, and any health insurance, life insurance, accident insurance, sick pay, vacation, 401(k) plan, or other plan or benefits afforded to our employees generally or our executive employees specifically.  The agreement expired on March 30, 2006.

Stock Option Plan

            We do not currently have a stock option plan.

Options Granted to Directors and Executive Officers

            On March 30, 2005, in conjunction with the completion of the contribution transaction and reverse merger, we issued a total of 312,000 non-qualified options at an exercise price of $.03 per share, which vested immediately upon grant and expire March 30, 2015.  No other stock options were issued to directors or executive officers during 2005.

Stock Options Granted to Executive Officers During Last Fiscal Year

            The following table sets forth certain information regarding grants of stock options to our executive officers during fiscal year 2005.

Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Jeffery C. Swank	-	-	-	-
Walter Reid Green, Jr.	312,000	100%	$.03	March 30, 2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

            The following table sets forth certain information with respect to stock options exercised by our executive officers during fiscal year 2005.  In addition, the table sets forth the number of shares covered by unexercised stock options held by executive officers as of December 31, 2005 and the value of “in-the-money” stock options, which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of December 31, 2005.

Name (a)	Shares Acquired On Exercise (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money At FY-End ($) Exercisable/ Unexercisable (e)

Jeffery C. Swank	-	-	-	-
Walter Reid Green, Jr.	0	-	312,000/312,000	$0

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

            The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 30, 2006 by:

•	each person who is the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers in the summary compensation table;
•	all of our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Beneficial Owners of More than 5%:
Paul J. Shovlain 15431 O’Neal Road Gulfport, Mississippi 39503	7,657,500	41.9%

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	1,900,000	10.4%

Directors and Executive Officers:
Jeffery C. Swank 15431 O’Neal Road Gulfport, Mississippi 39503	7,657,500	41.9%

Walter Reid Green, Jr. 15431 O’Neal Gulfport, Mississippi 39503	344,500 (2)	1.8%

Monica Haab 334 E. Livingston Place Metairie, Louisiana 70005	80,000	*

All officers and directors as a group (3 persons)	8,082,000	43.4%

________________________

*	Indicates less than 1%.
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
(2)	Includes 344,500 shares which Mr. Green has the right to acquire within 60 days of March 30, 2006 pursuant to the exercise of options.

Changes in Control

            There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

            The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            We conduct business with two entities which are significant customers of ours.  These two entities are controlled by an individual that was formerly a manager of a business that was formerly owned by Mr. Swank.  The fees we charge these two entities for our ACH services are based on our normal business practices and established pricing policies and are considered to be arms length in nature.

Item 13.     EXHIBITS

(a)	Exhibits:

	3.1	Articles of Incorporation of Riverbend Telecom, Inc. dated August 21, 2001 (1)
	3.2	Bylaws of Riverbend Telecom, Inc. (2)
	3.3	First Amended and Restated Articles of Incorporation of Riverbend Telecom, Inc. (2)
	3.4	Certificate of Amendment to the Articles of Incorporation (3)
	10.1	Contribution Agreement between Riverbend Telecom, Inc., Riverbend Holdings, Inc., Leon Nowalsky and the equity owners of United Check Services, LLC, dated July 14, 2004 (4)
	10.2	Letter Agreement dated August 5, 2004(5)
	10.3	Agreement and Plan of Reorganization between Riverbend Telecom, Inc. and Riverbend Holdings, Inc. dated March 30, 2005 (3)
	10.4	Employment agreement for Walter Reid Green, Jr. dated March 30, 2005. (6)
	10.5	Real Estate Lease between Marston Lee and Kathy P. Rogers and United Check Services. (3)
	14	Code of Ethics (7)
	16	Letter from Wegmann – Dazet & Company, APC to The Securities and Exchange Commission dated October 29, 2003 (8)
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*

________________ * Filed Herewith
(1)	The documents identified are incorporated by reference from our Registration Statement on Form 10-SB filed April 23, 2002.
(2)	The document identified is incorporated by reference as Exhibit 10.7 to our Form 10-KSB filed on April 15, 2005.
(3)	The document identified is incorporated by reference as Exhibits 3.4 and 10.9 from our Form 10-QSB filed on August 12, 2005.
(4)	The document identified is incorporated by reference from as Exhibit 10.5 to our Form 8-K filed on July 21, 2004.
(5)	The document identified is incorporated by reference as Exhibit 10.6 to our Form 8-K filed on August 30, 2004.
(6)	The document identified is incorporated by reference as Exhibit 10.8 to our Form 8-K filed on April 1, 2005.
(7)	The documents identified are incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004.
(8)	The document identified is incorporated by reference from our Form 8-K filed on October 30, 2003.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table shows the aggregate fees billed to us for professional services by Laporte, Sehrt, Romig and Hand, for the calendar years 2005 and 2004, respectively:

	Fiscal 2005	Fiscal 2004

Audit Fees	$29,981	$24,850
Audit-Related fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$29,381	$24,850

            Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2005 and 2004, for the reviews of the financial statements included in our reports on Form 10-QSB during fiscal 2005 and 2004, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

            Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consists of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.

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

UNITED ESYSTEMS, INC.

Date: March 31, 2006	By: /s/ Jeffery C. Swank.
Jeffery C. Swank
President and Director
(Principal Executive Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffery C. Swank Jeffery C. Swank	President and Director (Principal Executive Officer)	March 31, 2006

/s/ Walter Reid Green, Jr. Walter Reid Green, Jr.	Secretary, Treasurer, and Director (Principal Financial Officer)	March 31, 2006

/s/ Monica B. Haab Monica B. Haab	Director	March 31, 2006

UNITED ESYSTEMS, INC. AND SUBSIDARY

INDEX TO FINANCIAL STATEMENTS

Page No.
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 – F-7
Notes to Consolidated Financial Statements	F-8 – F-15

To the Board of Directors
United eSystems, Inc.

Report of Independent Registered Public Accounting Firm

            We have audited the accompanying consolidated balance sheets of UNITED ESYSTEMS, INC. and its wholly-owned subsidiary, United Check Services, L.L.C., as of December 31, 2005 and 2004, and the related consolidated statements of income and changes in retained earnings, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNITED ESYSTEMS, INC. and its wholly-owned subsidiary, United Check Services, L.L.C. as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

            As discussed in Note A to the consolidated financial statements, the Company consummated a reverse acquisition with United Check Services, L.L.C. on March 30, 2005.  The accompanying consolidated financial statements have been retroactively restated to give effect to this transaction.

/s/ LAPORTE SEHRT ROMIG & HAND
A Professional Accounting Corporation

Metairie, Louisiana
February 26, 2006

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2005	2004

CURRENT ASSETS
Cash and Cash Equivalents	$146,296	$181,702
Restricted Cash	1,519,235	295,668
Certificate of Deposit	202,400	200,000
Trade Receivables, less allowance of $9,400 for 2005 and $9,400 in 2004	21,025	-
Commissions Receivable	207,505	-
Other Receivables	1,040	-
Prepaid Expenses	7,257	4,305

Total Current Assets	2,104,758	681,675

PROPERTY AND EQUIPMENT, NET	126,969	100,836

OTHER ASSETS
Deposits	32,620	18,720

Total Assets	$2,264,347	$801,231

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,

	2005	2004

CURRENT LIABILITIES
ACH Settlements Payable	$1,514,735	$292,669
Notes Payable	136,000	-
Accounts Payable and Accrued Liabilities	40,890	47,652
Commissions Payable	238,150	-
Customer's Deposit	4,500	3,500

Total Current Liabilities	1,934,275	343,821

LONG-TERM DEBT
Notes Payable	-	236,000

Total Liabilities	1,934,275	579,821

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding in 2005 and 17,361,667 in 2004	18,292	17,362
Additional Paid-In Capital	49,440	-
Retained Earnings	262,340	204,048

Total Stockholders' Equity	330,072	221,410

Total Liabilities and Stockholders' Equity	$2,264,347	$801,231

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2005	2004

REVENUES
ACH Processing	$642,656	$891,613
Verification Services	49,452	-
Commissions	43,123	-
Other Income	-	4,190

Total Revenues	735,231	895,803

COST OF REVENUES	189,988	175,241

Gross Profit	545,243	720,562

EXPENSES
Operating Expenses
Personnel Costs	111,769	118,183
Travel	17,594	23,912
Other	129,137	132,215

Total Operating Expenses	258,500	274,310

Selling, General and Administrative Expenses
Personnel Costs	77,019	112,600
Legal and Accounting	56,695	92,301
Other	51,713	47,355

Total Selling, General and Administrative Expenses	185,428	262,923

Total Expenses	443,928	537,233

INCOME FROM OPERATIONS	101,315	183,329

OTHER INCOME (EXPENSE)
Interest Income	2,400	1,082
Interest Expense	(21,012)	(10,667)

Total Other (Expense)	(18,612)	(9,585)

NET INCOME BEFORE INCOME TAXES	82,703	184,411
INCOME TAX EXPENSE	24,411	-

NET INCOME	$58,292	$184,411

EARNINGS PER SHARE - BASIC	$0.00	$0.01

EARNINGS PER SHARE - DILUTED	$0.00	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balances at December 31, 2003	$17,362	$-	$175,637	$192,999

Net Income - Year Ended December 31, 2004	-	-	184,411	184,411

Distribution	-	-	(156,000)	(156,000)

Balances at December 31, 2004	17,362	-	204,048	221,410

Sale of Common Stock	930	49,440	-	50,370

Net Income - Year Ended December 31, 2005	-	-	58,292	58,292

Balances at December 31, 2005	$18,292	$49,440	$262,340	$330,072

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$58,292	$184,411
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation Expense	25,314	11,778
Bad Debt Expense	-	9,700
(Increase) in Trade Receivables	(21,025)	-
Decrease in ACH Settlements Receivable	-	230
Decrease in Payroll Advance Settlements	-	9,131
(Increase) in Commissions Receivable	(207,505)	-
(Increase) Decrease in Other Receivables	(1,040)	30,300
Loss on Disposal of Property and Equipment	3,256	-
Increase (Decrease) in ACH Settlements Payable	1,222,066	(530,279)
(Increase) Decrease in Restricted Cash	(1,223,567)	527,279
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(6,762)	25,942
Increase in Commissions Payable	238,150	-
(Increase) in Prepaid Expenses	(2,952)	(4,305)
Increase in Customers' Deposits	1,000	1,000

Net Cash Provided by Operating Activities	85,226	265,187

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(54,702)	(106,710)
Increase in Deposits	(13,900)	(18,720)
Increase in Certificate of Deposit	(2,400)	(97,702)

Net Cash Used in Investing Activities	(71,002)	(223,132)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,

	2005	2004

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from Sale of Restricted Stock	$50,370	$-
Payments on Long-Term Debt	(100,000)	(20,000)

Net Cash Used in Financing Activities	(49,630)	(20,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,630)	22,055

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	181,702	159,647

CASH AND CASH EQUIVALENTS - END OF YEAR	$132,072	$181,702

SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION
Payments for Taxes	$-	$-

Payments for Interest	$21,012	$10,667

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Advances from Members to Notes Payable	$-	$100,000
Distributions to Members included in Notes Payable	-	156,000

Total	$-	$256,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

            On March 30, 2005, Riverbend Telecom, Inc. (Riverbend) entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (Holdings), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, Riverbend distributed all of Holdings common stock to the then-existing four Riverbend stockholders (the “Spin-Off”), on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the stockholders.  Holdings was formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Holdings common stock to Riverbend’s current stockholders.  Holdings had previously filed a Form 10-SB with the Securities and Exchange Commission regarding its common stock under Section 12(g) of the Securities Exchange Act of 1934.

            Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, L.L.C. (United), a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United contributed all of their limited liability membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result of this transaction, United became a wholly-owned subsidiary of Riverbend, and the members of United became the majority stockholders of Riverbend, and the transaction was accounted for as a reverse acquisition.  As a result of the Spin-Off, the current telecommunications business of Riverbend is now carried on by Holdings, and the automated clearing house services business of United is now carried on by Riverbend, through its 100% ownership interest of United.  The historical financial statements prior to March 30, 2005, are those of United, which have been retroactively restated to give effect to the reverse acquisition.

            On June 13, 2005, Riverbend effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect the change in business operations as a result of the consummation of the Plan of Reorganization and the Contribution.

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            As described in Note A, UNITED ESYSTEMS, INC. (Company) serves as the holding company for United Check Services, L.L.C. (United).  United provides automated clearing house (ACH) services to businesses throughout the United States.  The Company’s operations center is located in Gulfport, Mississippi.

BASIS OF PRESENTATION AND CONSOLIATION

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, United Check Services, L.L.C.  All significant intercompany balances and transactions have been eliminated in consolidation.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
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

REVENUE RECOGNITION

            United charges customers a fee for its ACH services.  For these transactions, United recognizes only the fees generated as revenue.  United recognizes these fees as revenue when United has provided the service to its customers.

            Fees for ACH services are based on contractually determined rates with each individual customer.  Settlements paid to customers for ACH transactions are submitted to the customer net of fees due to United.

BASIS OF ACCOUNTING
The books and records of the Company are kept on the accrual basis of accounting, whereby revenues are recognized when earned and expenses are recognized when incurred.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using primarily straight-line methods over the estimated useful lives of the related assets, which ranges from three to seven years.

INCOME TAXES

            Since United is a single-member L.L.C., it will be treated as a disregarded entity for federal income tax reporting purposes.  As such, the Company will include the revenues and expenses of United in its Federal income tax return.

            Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to change in tax rates and laws.

ADVERTISING
Advertising costs are charged to operations when incurred. The amount charged to operations for the years ended December 31, 2005 and 2004 totaled $2,800 and $381, respectively.

STATEMENT OF CASH FLOW INFORMATION
For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005.

            In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless impracticable, and enhances the consistency of financial information between periods.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

            In 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.  This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  In addition, this Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  The Interpretation had no effect on the Company’s financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C	COMMISSIONS RECEIVABLE/COMMISSIONS PAYABLE

            During 2005, United entered into an arrangement whereby it was able to match the clients of an independent sales agent to an independent processor of paper bank drafts.  As a result of this arrangement, United receives commissions from the independent processor based on the volume of activity for a processing period; however, under an agreement with the independent sales agent, United forwards approximately 90% of the gross commissions received from the independent processor to the independent sales agent, and United recognizes as revenue only the portion of commissions it retains.  At December 31, 2005, the Company was due $207,505 in gross commissions from the independent processor, and was obligated to forward to the independent sales agent $238,150.  The amount of Commissions Payable exceeded the amount of Commissions Receivable at December 31, 2005 due to commissions received by United in December 2005 that had not been forwarded to the independent sales agent as of December 31, 2005.

NOTE D	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2005	2004

Computers and Office Equipment	$39,295	$38,501
Furniture and Fixtures	4,350	4,350
Software	125,068	75,038
Leasehold Improvements	3,826	5,440
Less: Accumulated Depreciation	(45,570)	(22,493)

Property and Equipment, Net	$126,969	$100,836

Depreciation expense charged to operations totaled $25,314 and $11,778 for the years ended December 31, 2005 and 2004, respectively.

NOTE E	RESTRICTED CASH

            Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F	NOTES PAYABLE

            In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity in June 2006.  As of December 31, 2005, and December 31, 2004, the outstanding principal balance of these notes was $136,000 and $236,000, respectively.

NOTE G	INCOME TAXES

The provision for income taxes for 2005 and 2004 consists of the following:

	Years Ended December 31,

	2005	2004

Current Tax Expense	$24,411	$-
Deferred Tax Expense	-	-

Total Income Tax Expense	$24,411	$-

            The Company’s provision for income tax expense is equivalent to 34% of the Company’s net income before taxes, as management has deemed that there are no material differences between book and tax income.

            For the year ended December 31, 2004, no amount of income tax expense has been recognized by the Company.  As disclosed in Note A, United entered into a reverse acquisition with Riverbend effective March 30, 2005.  As a result, the historical financial statements prior to March 30, 2005, are those of United.  At December 31, 2004, United was a two-member limited liability company and, thus, the net income of United was included in the tax returns of its members.  Accordingly, no provision was made for income taxes in the financial statements of the Company for the year ended December 31, 2004.

NOTE H	SALE OF RESTRICTED STOCK

            On May 23, 2005, the Company completed a sale of 930,000 shares of restricted common stock to a total of nine accredited investors.  The gross proceeds from the sale were $50,370, and the offering was conducted pursuant to the exemption from registration available under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.  The proceeds from this sale were utilized to supplement the cost incurred by the Company in conjunction with the Contribution Agreement and Reverse Acquisition described in Note A.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I	STOCK OPTIONS

            On March 30, 2005, the Company entered into a nonqualified stock option agreement with its CFO, whereby the Company granted 312,000 options to its CFO.  The options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreement terminates on March 30, 2015.  As of December 31, 2005 none of the stock options had been exercised.

            The Company currently applies APB Opinion No. 25 and related Interpretations.  Accordingly, no compensation cost has been recognized.  The amount of compensation cost associated with the fair value of the stock options is deemed immaterial for disclosure purposes.

NOTE J	SIGNIFICANT CONCENTRATIONS

RESTRICTED CASH
At December 31, 2005 and 2004, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

MAJOR CUSTOMERS

            During 2005, United had transactions with three customers that amounted to approximately 76% of the United’s total revenue.  These three customers include two entities that were owned by the majority stockholders of the Company.  Transactions with these two entities represented approximately 62% of the Company’s total revenue.

            During 2004, United had transactions with four customers that amounted to approximately 93% of United’s ACH Transactions revenue.  The four customers include two entities that were affiliated to United through common ownership.  Transactions with these two entities represented approximately 68% of the Company’s ACH Transactions revenue.

NOTE K	COMMITMENTS

EMPLOYMENT CONTRACTS

            The Chief Financial Officer of the Company serves under an employment contract that was approved March 30, 2005, and is due to expire on March 30, 2006.  The contract covers compensation and termination.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K	COMMITMENTS (Continued)

OPERATING LEASES
On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months. Future minimum lease payments are as follows:

Year	Amount

2006	$23,200
2007	25,600
2008	8,800

$57,600

Rent expense for the years ended December 31, 2005 and 2004 amounted to $16,200 and $20,700, respectively.

NOTE L	RELATED PARTY TRANSACTIONS

NOTES PAYABLE

            As disclosed in Note F, the Company has notes payable totaling $236,000 at December 31, 2004, and $136,000 at December 31, 2005, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

MAJOR CUSTOMERS

            As disclosed in Note J, the Company generated approximately 62% and 68% of its total revenues during the year ended December 31, 2005 and 2004, respectively, from entities that are owned by the majority stockholders of the Company.  No balance was due to the Company from these entities at December 31, 2005 or 2004.

NOTE M	EARNINGS PER SHARE

            For earnings per share calculations, the weighted average common shares outstanding amounted to 17,929,996 and 17,361,667 for 2005 and 2004, respectively.  Options to purchase 312,000 shares at $.03 per share were outstanding during 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments.  Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash.  In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques.  The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment.  Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$146,296	$146,296	$185,702	$185,702
Restricted Cash	1,519,235	1,519,235	295,668	295,668
Certificate of Deposit	202,400	202,400	200,000	200,000
Financial Liabilities
Notes Payable	$136,000	$136,000	$236,000	$236,000

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents
The carrying amount of cash and equivalents approximates fair values.

Restricted Cash
The carrying amount of restricted cash approximates fair values.

Certificate of Deposit
The certificate of deposit matures on an annual basis. As such, the carrying amount approximates fair value.

Notes Payable
The carrying amount of notes payable approximates fair values.