Form 10QSB
period 2006-03-31
United eSystems, Inc.
filed 2006-05-12
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Yes          No    X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,291,667 shares as of May 12, 2006

Transitional Small Business Disclosure Format (check one):

Yes          No    X

UNITED ESYTEMS, INC.
FORM 10-QSB
March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$51,845	$146,296
Restricted Cash	503,383	1,519,235
Certificate of Deposit	202,400	202,400
Trade Receivables (net)	22,150	21,025
Commissions Receivable	--	207,505
Other Receivables	1,040	1,040
Prepaid Expenses and Other Assets	18,484	7,257

Total Current Assets	799,302	2,104,758

PROPERTY, PLANT AND EQUIPMENT, Net	120,031	126,969

OTHER ASSETS
Deposits	32,620	32,620

	$951,953	$2,264,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$498,883	$1,514,735
Notes Payable	116,000	136,000
Accounts Payable and Accrued Liabilities	25,867	40,890
Commissions Payable	--	238,150
Customer Deposits	4,500	4,500
Total Current Liabilities	645,250	1,934,275

LONG-TERM LIABILITIES	--	--
Total Liabilities	645,250	1,934,275

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding at March 31, 2006, and December 31, 2005	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	238,971	262,340
Total Stockholders’ Equity	306,703	330,072
	$951,953	$2,264,347
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES	$113,889	$134,646

COST OF REVENUES	50,472	23,608
Gross Profit	63,417	111,038

EXPENSES
Operating Expenses
Personnel Costs	22,555	29,000
Travel	4,848	3,468
Other	28,159	24,512
Total Operating Expenses	55,562	56,980

Selling, General and Administrative Expenses
Personnel Costs	16,731	18,750
Legal and Accounting	9,972	10,369
Other	11,967	6,920
Total Selling, General and Administrative Expenses	38,670	36,039
Total Expenses	$94,232	$93,019

(LOSS) INCOME FROM OPERATIONS	$(30,815)	$18,019

OTHER INCOME (EXPENSE):
Interest Expense	(3,029)	(5,900)

NET (LOSS) INCOME BEFORE INCOME TAXES	(33,844)	12,119

INCOME TAX BENEFIT (EXPENSE)	10,477	(4,121)

NET (LOSS) INCOME	$(23,367)	$7,998

NET (LOSS) INCOME PER SHARE	$(.01)	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,291,667	17,361,667

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(23,367)	$12,119
Adjustments to Reconcile Net (Loss) Income to Net
Cash (Used in) Provided by Operating Activities
Depreciation and Amortization	6,938	6,311
(Increase) in Trade Receivables	(1,125)	(4,700)
(Increase) in Prepaid Expenses and other assets	(11,227)	(1,003)
Decrease in Commissions Receivable	207,505	--
(Increase) in Other Receivables	--	(2,217)
(Increase) in Deposits	--	(3,200)
Decrease (Increase) in Restricted Cash	1,015,852	(145,090)
(Decrease) Increase in ACH Settlements Payable	(1,015,852)	143,589
(Decrease) in Accounts Payable and Accrued Liabilities	(15,025)	(818)
(Decrease) in Commissions Payable	(238,150)	--
Increase in Customer Deposits	--	1,000
Net Cash (Used in) Provided by Operating Activities	(74,451)	5,991

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	--	(6,920)
Net Cash Used in Investing Activities	--	(6,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable	(20,000)	--
Net Cash Used in Financing Activities	(20,000)	--

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(94,451)	(929)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	146,296	181,702
CASH AND CASH EQUIVALENTS - END OF PERIOD	$51,845	$180,773

SUPPLEMENTAL DISCLOSURES
Cash paid During the Period for Interest	$3,029	$5,900
Cash paid During the Period for Taxes	$13,770	$--

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

BASIS OF PRESENTATION AND CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, United Check Services, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial information for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

INCOME TAXES
Since United is a single-member L.L.C., it is treated as a disregarded entity for federal income tax reporting purposes. As such, the Company includes the revenues and expenses of United in its Federal income tax return.

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

During 2005, United entered into an arrangement whereby it was able to match the clients of an independent sales agent to an independent processor of paper bank drafts. As a result of this arrangement, United received commissions from the independent processor based on the volume of activity for a processing period; however, under an agreement with the independent sales agent, United was required to forward approximately 90% of the gross commissions received from the independent processor to the independent sales agent, and United recognized as revenue only the portion of commissions it retains. At December 31, 2005, the Company was due $207,505 in gross commissions from the independent processor, and was obligated to forward to the independent sales agent $238,150. The amount of Commissions Payable exceeded the amount of Commissions Receivable at December 31, 2005 due to commissions received by United in December 2005 that had not been forwarded to the independent sales agent as of December 31, 2005. During the three months ended March 31, 2006, there were no material amounts of commissions generated related to these type of referrals.

NOTE D	RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions. The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.`

NOTE E	NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000. In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established. The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity in June 2006. As of March 31, 2006, and December 31, 2005, the outstanding principal balance of these notes was $116,000 and $136,000, respectively.

NOTE F	STOCK OPTIONS

On March 30, 2005, the Company entered into a nonqualified stock option agreement with its CFO, whereby the Company granted 312,000 options to its CFO. The options have an exercise price of $.03 per share, and were fully vested as of the date of the grant. The option agreement terminates on March 30, 2015. As of March 31, 2006 none of the stock options had been exercised. The amount of compensation cost that is associated with the fair value of the stock options is deemed immaterial for reporting purposes.

NOTE G	SIGNIFICANT CONCENTRATIONS

At March 31, 2006 and December 31, 2005, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

NOTE H	COMMITMENTS

EMPLOYMENT CONTRACTS
The Chief Financial Officer of the Company serves under an employment contract that was approved March 30, 2005, and expired on March 30, 2006. The contract covered compensation and termination.

OPERATING LEASES On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months.

NOTE I	RELATED PARTY TRANSACTIONS

As disclosed in Note E, the Company has notes payable totaling $116,000 at March 31, 2006, and $136,000 at December 31, 2005, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE J	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 and 17,361,667 for the three months ended March 31, 2006, and 2005 respectively. Options to purchase 312,000 shares at $.03 per share were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

Item 2.
UNITED ESYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

In this quarterly report on Form 10-QSB, we use the terms “United,” “we,” “us” and “our” to refer to United eSystems, Inc. and its wholly owned subsidiary United Check Services, LLC.

Cautionary Statement About Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this quarterly report on Form 10-QSB to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	our limited operating history;

•	intense industry competition;

•	fluctuations in the prevailing industry prices of check processing services;

•	shortages in availability of qualified personnel;

•	legal and financial implications of an unexpected catastrophic events;

•	regulatory or legislative changes effecting check processing operations;

•	reliance on, and the ability to attract, key personnel; and

•	other factors including those discussed under Risk Factors in our annual report on Form 10-KSB.

You should keep in mind that any forward-looking statement made by us in this quarterly report on Form 10-QSB or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this quarterly report on Form 10-QSB after the date of this filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this quarterly report on Form 10-QSB or elsewhere might not occur.

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

Our pre-contribution officers and directors resigned as of March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr. United Check Services was a closely held limited liability company, and all of the membership interests were owned by Jeffery C. Swank and Paul J. Shovlain. On May 25, 2005, Mr. Shovlain resigned as director to pursue other business interests, and Ms. Monica Haab was appointed as a director until the next regular election of directors.

As described above, as a result of the contribution agreement, pre-contribution stockholders’ ownership interest in us, which became the business of United, was substantially diluted. However, as a result of the spin-off and distribution of Holdings’ shares, our pre-contribution stockholders maintained their current ownership interest in our former telecommunications business as represented by the Holdings’ common stock that was distributed to all of the pre-contribution stockholders. Our former officers and directors are the officers and directors of Holdings and are responsible for the continued operation of the telecommunications business of Holdings.

The spin-off agreement and the contribution agreement were approved by our stockholders at a special meeting held on March 30, 2005.

On June 13, 2005, we effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect our business operations. At this time, all of our business operations are conducted through our wholly owned subsidiary United Check Services, LLC.

United is an Automated Clearing House service provider. Also known as an ACH processor, we cater mostly to customers engaged in businesses that require significant volumes of electronic transactions. Such services may include direct deposit payroll service, check clearing services, automatic direct debit services, pay-day loan services, and other electronic bill paying services. We act as the customer’s ACH processor to clear transactions electronically through the Federal Reserve Banking System. We are also paid electronically based on our transaction volume for each customer. We have been engaged in the ACH processing business since 1998.

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position. This section should be read in conjunction with the financial statements and related notes include in this Form 10-QSB, and in conjunction with our Form 10-KSB previously filed for the year ended December 31, 2005.

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005.

Our revenue is mostly generated by providing Automated Clearing House (ACH) processing services for business customers. The majority of our customers utilize such services to collect their gross receipts or accounts receivable electronically. However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, and intercompany transfers. We recognize revenue upon completion of the service being provided.

Cost of revenues include the costs incurred in conjunction with the items processed. These costs include the direct transactional costs incurred with our clearing banks for ACH processing, plus the direct costs associated with the utilization of our ACH processing software.

For the three months ended March 31, 2006, revenues were $113,889, compared to $134,646 for the three months ended March 31, 2005, representing a decrease of $20,757, or approximately 15%. Such decreases are mostly related to the Company’s reductions in unit pricing offered to several of the Company’s customers for ACH services. These reductions were provided in order to maintain competitive pricing compared to prevailing market prices.

For the three months ended March 31, 2006, cost of revenues was $50,472, compared to $23,608 for the three months ended March 31, 2005, representing an increase of $26,864, or approximately 114%. The overall increase in cost of revenues reflects the fact that we processed a greater number of transactions in the current period in order to produce revenue at reduced unit prices compared to the same period in the prior year. As a result, our direct processing costs have increased as a percentage of revenues compared to the same period in the prior year.

For the three months ended March 31, 2006, the Company’s gross profit was $63,417, compared to $111,038 for the three months ended March 31, 2005, representing a decrease of $47,621, or approximately 43%. This decrease in gross profit is mostly attributable to the reduction in margins that results from reduced unit prices received for ACH services as previously described.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations. For the three months ended March 31, 2006, operating expenses were $55,562, compared to $56,980 for the three months ended March 31, 2005, representing a decrease of $1,418, or approximately 2%. Such decreases in operating costs related to decreases in personnel costs of $6,445, partially offset by increases of $1,380 in travel and $3,647 in other operating expenses. These variances reflect the reduction of operating staff compared to a year ago, offset by increases in travel, as well as increases in other operating expenses which included increases in telephone expenses of $4,079, commissions and fees of $4,231, less reductions in rental expenses of $3,591. Telephone expenses increased in conjunction with establishing additional phone lines and service features to improve redundancy. Commissions and fees include amounts paid with respect to processing bank costs with a former client. These were offset partially by reductions in rentals, which were higher in the prior year due to temporary facility rentals utilized while the Company’s operating facilities were under repair due to a tornado in the prior year.

For the three months ended March 31, 2006, the Company’s selling, general, and administrative expenses were $38,670, compared to $36,039 for the three months ended March 31, 2005, representing an increase of $2,631, or approximately 7%. This increase is mostly due to increases in marketing expenses of $5,300, partially offset by reductions in personnel costs of $2,019. Marketing expenses increased during the current quarter due to enhancing our internet marketing to include preferred search ads, and by improving our website, in an effort to increase the sales leads we obtain through web inquiries. This was partially offset by reductions in personnel costs, as the Company utilizes independent commissioned sales reps currently, whereas during the prior year we had administrative personnel engaged in sales activities.

We incurred a net loss for the three months ended March 31, 2006 of $23,367 compared to net income of $7,998 for the three months ended March 31, 2005, representing a decrease of $31,365. The decrease in our net income is mostly the result of reductions in unit pricing related to several of our significant customers, as previously described, partially offset by the addition of new customers and modest reductions in various operating and administrative costs as previously described.

Liquidity and Capital Resources

Per the Company’s Consolidated Statements of Cash Flows, net cash used in operating activities for the three months ended March 31, 2006, was $74,451, compared to cash provided of $5,991 for the three months ended March 31, 2005, or a decrease of $80,442. This decrease is mostly due to the decrease in net income of $35,486 plus decreases in accounts payable and accrued liabilities of $15,025, the increase of $11,227 in prepaid expenses, and the net effect of $30,645 between the decrease in commissions receivable and commissions payable. The decrease in net income was mostly attributable to reductions in unit prices made by us for several significant customers, as previously described. The reductions in accounts payable and accrued liabilities relate mostly to payments for income taxes, while the net effect of the commissions receivable and payable related to timing differences at year-end between the receipt of gross commissions and the remittance of them to sales representatives.

Net cash used in investing activities was $0 for the three months ended March 31, 2006, and $6,920 for the three months ended March 31, 2005, representing purchases of property, plant, and equipment in the prior year.

Net cash used in financing activities was $20,000 for the three months ended March 31, 2006, compared to $0 for the three months ended March 31, 2005, representing the repayment of principal amounts on notes payable to the majority shareholders.

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

As disclosed in Note J of the audited financial statements for the year ended December 31, 2005, the Company reported certain concentrations with significant customers, indicating that the Company had three customers amounting to approximately 76% of its ACH revenue for 2005. For the three months ended March 31, 2006, the Company had one customer which generated revenue that exceeded 10% of the Company’s gross revenues. The revenues from this customer amounted to approximately 29% of the Company’s revenue. Management believes that as it continues to implement its expansion efforts, it will continue to reduce its concentration with major customers.

As described elsewhere in this report, on July 14, 2004, the Company executed a Contribution Agreement to effect a reverse merger between the Company and Riverbend Telecom, Inc., a 1934 Securities and Exchange Act reporting company, for the purpose of becoming a public company to enhance the planned expansion of its operations. On this date, the members of the Company agreed to take a distribution for the amount of undistributed earnings accumulated by the Company through July 14, 2004, which amounted to $156,000. In order to ease the cash flow requirements on the Company, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to the Company’s members of $100,000, and notes payable due to the Company’s members for the total amount of $256,000 were established. The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity. As of March 31, 2006, the total principal balance of these notes was $116,000. Accordingly, interest paid for the three months ended March 31, 2006, of $3,029, relates to these notes payable.

To date the Company has financed its capital expenditure needs from cash flows generated from its operations. Although our operations resulted in a net loss for the three months ended March 31, 2006, management expects to remain profitable for the calendar year, and does not believe that the results of the first calendar quarter are indicative of the results expected for the entire year. At this time, management believes it has sufficient operations and existing non-restricted cash to fund its needs for the next twelve months. Furthermore, our business has traditionally been seasonal, with the first calendar quarter typically resulting in the lowest revenue and the forth calendar quarter typically our largest quarterly revenue.

Our future expansion is planned from continued improvements to our internet marketing and through the expanded use of independent sales representatives. During the three months ended March 31, 2006, we made additional improvements to our website and increased our internet marketing expenses in order to increase the leads we receive for ACH processing and other services we provide. We also began to receive more leads and applications for ACH processing services during the current quarter from independent sales representatives. Much of these efforts did not result in immediate increases in our revenues, but have increased the leads we received during the first calendar quarter of 2006. Accordingly, we expect these marketing efforts to show improvements in our revenues beginning in the second calendar quarter and continuing for the remainder of calendar year 2006.

Inflation

Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, they concluded that the Company’s disclosure controls and procedures are effective in enabling us to:

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

(b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

United Check Services, L.L.C. v. Community Loans of America, Inc., Case No. 05-1713 (United States District Court, Eastern District of Louisiana):

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

On June 3, 2005, CLA filed its affirmative defenses, answer, and counterclaim denying the factual allegations in the complaint and alleging that the agreement does not obligate CLA to request any particular ACH transaction from United during the term of the agreement. CLA also alleges that the non-compete clause is unenforceable and that CLA has been damaged as a result of a group of ACH transactions not received in a timely manner. CLA is seeking whatever just and equitable relief may be awarded by the court. United intends to vigorously prosecute its claims in this litigation and to defend against the claims raised by CLA in the same fashion. The trial date is currently set for November 13, 2006, and the parties are proceeding with discovery.

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

UNITED ESYSTEMS, INC.

Date: May 12, 2006	By: /s/ Jeffery C. Swank.
Jeffery C. Swank
President
(Principal Executive Officer)

Date: May 12, 2006	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)