Form 10QSB
period 2006-06-30
United eSystems, Inc.
filed 2006-08-14
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes ____  No __X_

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,291,667 shares as of August 11, 2006.

       Transitional Small Business Disclosure Format (check one):

Yes          No    X

UNITED ESYSTEMS, INC.
FORM 10-QSB
June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$260,980	$146,296
Restricted Cash	1,023,944	1,519,235
Certificate of Deposit	--	202,400
Trade Receivables (net)	51,293	21,025
Commissions Receivable	--	207,505
Other Receivables	626	1,040
Other Assets	11,649	7,257

Total Current Assets	1,348,492	2,104,758

PROPERTY AND EQUIPMENT, Net	119,269	126,969

OTHER ASSETS
Deposits	24,543	32,620

	$1,492,304	$2,264,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$1,019,444	$1,514,735
Notes Payable	116,000	136,000
Accounts Payable and Accrued Liabilities	38,219	40,890
Commissions Payable	--	238,150
Customer Deposits	4,500	4,500
Total Current Liabilities	1,178,163	1,934,275

LONG-TERM LIABILITIES	--	--
Total Liabilities	1,178,163	1,934,275

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding at June 30, 2006, and December 31, 2005	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	246,409	262,340
Total Stockholders’ Equity	314,141	330,072
	$1,492,304	$2,264,347
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$273,454	$149,451	$387,342	$284,097

Cost of Revenues	135,675	26,444	186,146	50,052

Gross Profit	137,779	123,007	201,196	234,045

Expenses:
Operating
Personnel costs	29,165	24,266	51,720	53,266
Travel	2,461	5,435	7,309	8,903
Other	28,909	26,630	56,940	51,141
Total Operating Expenses	60,535	56,331	115,969	113,310

Selling, General & Administrative
Personnel costs	18,750	18,750	35,481	37,500
Legal and accounting	40,374	15,343	50,346	25,712
Other	7,455	11,462	19,550	18,382
Total Selling, General & Administrative	66,579	45,555	105,377	81,594

Total Expenses	127,114	101,886	221,346	194,904

Income (Loss) from operations	10,665	21,121	(20,150)	$39,141

Other Income (expense):
Interest Income	3,505	1,600	3,505	1,600
Interest (Expense)	(2,900)	(5,733)	(5,929)	(11,633)

Net Income before income taxes	11,270	16,988	(22,574)	29,108

Income tax expense (benefit)	3,832	5,776	(6,645)	9,897

Net Income (Loss)	$7,438	$11,212	$(15,929)	$19,211

Net Income (Loss) per Share	$.01	$.01	$(.01)	$.01

Weighted Average Common Shares Outstanding	18,291,667	17,760,238	18,291,667	17,562,054

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(15,929)	$19,211
Adjustments to Reconcile Net (Loss) Income to Net
Cash Used In Operating Activities
Depreciation and Amortization	16,203	12,740
Increase in Trade Receivables	(30,268)	(4,700)
Increase in Other Assets	(4,392)	(527)
Interest Accrued on Certificate of Deposit	--	(1,600)
Decrease in Commissions Receivable	207,505	--
Decrease in Other Receivables	414	--
Loss on Disposal of Assets	--	2,524
Decrease (Increase) in Restricted Cash	495,291	(292,168)
(Decrease) Increase in ACH Settlements Payable	(495,291)	295,167
Decrease in Accounts Payable and Accrued Liabilities	(2,671)	(35,445)
Decrease in Commissions Payable	(238,150)	--
Increase in Customer Deposits	--	1,000
Net Cash Used in Operating Activities	(67,288)	(3,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(8,505)	(46,830)
Redemption of Certificate of Deposit	202,400	--
Decrease (Increase) in Deposits	8,077	(13,300)
Net Cash Provided by (Used in) Investing Activities	201,972	(60,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of restricted stock	--	50,220
Principal paid on notes payable	(20,000)	(20,000)
Net Cash (Used in) Provided by Financing Activities	(20,000)	30,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,684	(33,708)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	146,296	181,702
CASH AND CASH EQUIVALENTS - END OF PERIOD	$260,980	$147,994

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$5,929	$11,633

The accompanying notes are an integral part of these financial statements.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

On March 30, 2005, Riverbend Telecom, Inc. (Riverbend) entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (Holdings), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings’ common stock. In addition, Riverbend distributed all of Holdings’ common stock to the then-existing four Riverbend stockholders (the “Spin-Off”), on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the stockholders. Holdings was formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Holdings common stock to Riverbend’s current stockholders. Holdings had previously filed a Form 10-SB with the Securities and Exchange Commission regarding its common stock under Section 12(g) of the Securities Exchange Act of 1934.

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

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial information for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

During 2005, United entered into an arrangement whereby it was able to match the clients of an independent sales agent to an independent processor of paper bank drafts. As a result of this arrangement, United received commissions from the independent processor based on the volume of activity for a processing period; however, under an agreement with the independent sales agent, United was required to forward approximately 90% of the gross commissions received from the independent processor to the independent sales agent, and United recognized as revenue only the portion of commissions it retains. At December 31, 2005, the Company was due $207,505 in gross commissions from the independent processor, and was obligated to forward to the independent sales agent $238,150. The amount of Commissions Payable exceeded the amount of Commissions Receivable at December 31, 2005 due to commissions received by United in December 2005 that had not been forwarded to the independent sales agent as of December 31, 2005. During the six months ended June 30, 2006, there were no material amounts of commissions generated related to these type of referrals.

NOTE D	RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions. The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE E	NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000. In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established. The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity in June 2006. The members have extended the due date for repayment of these notes to December 31, 2006. United plans to continue making monthly interest payments for the remainder of the year. As of June 30, 2006, and December 31, 2005, the outstanding principal balance of these notes was $116,000 and $136,000, respectively.

NOTE F	STOCK OPTIONS

On March 30, 2005, the Company entered into a nonqualified stock option agreement with its CFO, whereby the Company granted 312,000 options to its CFO. The options have an exercise price of $.03 per share, and were fully vested as of the date of the grant. The option agreement terminates on March 30, 2015. As of June 30, 2006 none of the stock options had been exercised. The amount of compensation cost that is associated with the fair value of the stock options is deemed immaterial for reporting purposes.

NOTE G	SIGNIFICANT CONCENTRATIONS

At June 30, 2006 and December 31, 2005, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

NOTE H	COMMITMENTS

EMPLOYMENT CONTRACTS
The Chief Financial Officer of the Company serves under an employment contract that was approved March 30, 2005, and expired on March 30, 2006. The contract covered compensation and termination. United intends to renew the employment agreement at its next regular meeting of its Board of Directors, expected during the third calendar quarter of 2006.

OPERATING LEASES On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months.

NOTE I	RELATED PARTY TRANSACTIONS

As disclosed in Note E, the Company has notes payable totaling $116,000 at June 30, 2006, and $136,000 at December 31, 2005, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE J	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 and 17,760,238 for the three months ended June 30, 2006, and 2005 respectively; and 18,291,667 and 17,562,054 for the six months ended June 30, 2006, and 2005 respectively. Options to purchase 312,000 shares at $.03 per share were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

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

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position. This section should be read in conjunction with the financial statements and related notes included in this Form 10-QSB, and in conjunction with our Form 10-KSB previously filed for the year ended December 31, 2005.

Three Months and Six Months Ended June 30, 2006 compared to the Three Months and Six Months Ended June 30, 2005

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

For the three months ended June 30, 2006, revenues were $273,454, compared to $149,451 for the three months ended June 30, 2005, representing an increase of $124,003, or approximately 83%. For the six months ended June 30, 2006, revenues were $387,342, compared to $284,097 for the six months ended June 30, 2005, representing an increase of

$103,245, or approximately 37%. Such increases are primarily related to the addition of new customers obtained primarily from independent sales representatives.

For the three months ended June 30, 2006, cost of revenues was $135,675, compared to $26,444 for the three months ended June 30, 2005, representing an increase of $109,231, or approximately 413%. For the six months ended June 30, 2006, cost of revenues was $186,146, compared to $50,052 for the six months ended June 30, 2005, representing an increase of $136,094, or approximately 272%. The overall increase in cost of revenues is mostly attributable to the increase in revenues as previously described. During the current year we increased our utilization of commissioned sales agents, and began utilizing third party services to supplement our underwriting.

For the three months ended June 30, 2006, the Company’s gross profit was $137,779, compared to $123,007 for the three months ended June 30, 2005, representing an increase of $14,772, or approximately 12%. For the six months ended June 30, 2006, the Company’s gross profit was $201,196, compared to $234,045 for the six months ended June 30, 2005, representing a decrease of $32,849, or approximately 14%. The increase in gross profits for the three months ended June 30, 2006, reflects the increases in revenues previously described, whereas the decrease in gross profits for the six months ended June 30 reflects lower processing revenues during the first quarter of the current year.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.

For the three months ended June 30, 2006, operating expenses were $60,535, compared to $56,331 for the three months ended June 30, 2005, representing an increase of $4,204, or approximately 8%. Such increases related mostly to increases in office leases ($4,000), telephone expenses ($1,389), utilities ($622), and insurance ($1,977) expenses. We were displaced from our former processing facility during the first five months of calendar year 2005 due to a tornado that struck on November 24, 2004. In conjunction with our move in May 2005 to a new facility, we upgraded portions of our insurance coverage and obtained additional telephone services resulting in higher costs in the current year than during the prior year. The increases in operating expenses were partially offset by decreases in travel ($2,974), moving expenses ($478), rentals ($300), and supplies ($589). The decrease in travel costs relates mostly to increased costs in the prior year related to key personnel attending certain ACH training courses that were not repeated in the current year. Our moving, rental, and supplies expenses were higher in the prior year due to our relocation and temporary storage costs while we were displaced from our processing facility from November 2004 through May 2005, as previously described.

For the six months ended June 30, 2006, operating expenses were $115,969, compared to $113,310 for the six months ended June 30, 2005, representing an increase of $2,659, or approximately 3%. This increase relates primarily to the combination of increased occupancy costs associated with our new processing facility, partially offset by reductions in temporary occupancy costs compared to the prior year for items associated with our displacement from our processing facility during the first five months of calendar year 2005, as previously described.

For the three months ended June 30, 2006, the Company’s selling, general, and administrative expenses were $66,579, compared to $45,555 for the three months ended June 30, 2005, representing an increase of $21,024, or approximately 47%. This increase is mostly due to increases in legal and accounting ($25,031), partially offset by a reduction in marketing ($5,300). We incurred greater legal costs during the three months ended June 30, 2006, in conjunction with our ongoing litigation with Community Loans of America, which is discussed in more detail in Part II, Item 1, Legal Proceedings. The reduction in marketing expenses relates to changes in the way we market our services. In the prior year we relied primarily on internet marketing, whereas in the current year we have increased our utilization of independent sales organizations.

For the six months ended June 30, 2006, the Company’s selling, general, and administrative expenses were $105,377, compared to $81,594 for the six months ended June 30, 2005, representing an increase of $23,783, or approximately 29%. This increase is primarily due to the increase in legal costs associated with our ongoing litigation with Community Loans of America as previously described, partially offset by a reduction in personnel costs ($2,020). We reduced certain personnel by eliminating non-productive sales personnel costs during the prior year, and began to increase our use of independent sales organizations during the six months ended June 30, 2006.

Net income for the three months ended June 30, 2006, was $7,438 compared to $11,212 for the three months ended June 30, 2005, representing a decrease of $3,774, or approximately 34%. For the six months ended June 30, 2006, our net loss was $15,929 compared to net income of $19,211 for the six months ended June 30, 2005, representing a decrease of $35,140. These results reflect the improvement in our processing revenues during the three months ended June 30, 2006, resulting in the net profit of $7,438, but was not substantial enough to overcome our loss of $23,367 reported for the three months ended March 31, 2006. We expect, due to a combination of increased processing operations and seasonality, to continue to report profitable results for the remainder of the year.

Liquidity and Capital Resources

Per the Company’s Consolidated Statements of Cash Flows, net cash used in operating activities for the six months ended June 30, 2006, was $67,288, compared to net cash used by operating activities of $3,798 for the six months ended June 30, 2005, or a decrease of $63,490. This decrease is mostly due to the decrease in net income of $35,140, and the increase in trade receivables of $25,568.

Net Cash provided by investing activities was $201,972 for the six months ended June 30, 2006, compared to cash used in investing activities of $60,130 for the six months ended June 30, 2005. Cash provided by investing activities for the six months ended June 30, 2006, consisted primarily of proceeds from the redemption of a certificate of deposit. Cash used in investing activities for the six months ended June 30, 2005, consisted primarily of cash used in the acquisition of property and equipment.

Net Cash used in financing activities was $20,000 for the six months ended June 30, 2006, compared to cash provided from financing activities of $30,220 for the six months ended June 30, 2005, representing a decrease of $50,220. This reduction in cash relates to proceeds received from the sale of restricted stock of $50,220 during the six months ended June 30, 2005, which did not occur during the six months ended June 30, 2006.

On May 23, 2005, the Company completed a sale of 930,000 shares of restricted common stock to a total of nine accredited investors. The gross proceeds from the sale was $50,220, and the offering was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. The proceeds from this sale were utilized to supplement the cash costs incurred by the Company in conjunction with the contribution transaction as previously described.

As described elsewhere in this report, on July 14, 2004, the Company executed a Contribution Agreement to effect a reverse merger between the Company and Riverbend Telecom, Inc., an SEC reporting company, for the purpose of becoming a public company to enhance the planned expansion of its operations. On this date, the members of the Company agreed to take a distribution for the amount of undistributed earnings accumulated by the Company through July 14, 2004, which amounted to $156,000. In order to ease the cash flow requirements on the Company, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to the Company’s members of $100,000, and notes payable due to the Company’s members for the total amount of $256,000 were established. The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity. As of June 30, 2006, the members have extended the due date of these notes to December 31, 2006. The total principal balance of these notes was $116,000 at June 30, 2006. Accordingly, interest paid for the six months ended June 30, 2006, of $5,929, relates to these notes payable.

To date the Company has financed its capital expenditure needs from cash flows generated from its operations. Although our operations resulted in a net loss for the three months ended March 31, 2006, we produced a net profit for the three months ended June 30, 2006, and expect to remain profitable for the calendar year. At this time, management believes it has sufficient operations and existing non-restricted cash to fund its needs for the next twelve months. Furthermore, our business has traditionally been seasonal, with the first calendar quarter typically resulting in the lowest revenue and the fourth calendar quarter typically our highest quarterly revenue.

Our future expansion is planned from continued improvements to our marketing efforts and through the expanded use of independent sales representatives. During the six months ended June 30, 2006, we made additional improvements to our website and increased our use of independent sales representatives in order to increase the leads we receive for ACH processing and other services we provide. Much of these efforts resulted in the increases in our revenues for the three months ended June 30, 2006, compared to the first three months of 2006, as reported in our Form 10QSB for the quarter ended March 31, 2006. Accordingly, we expect our sales and marketing efforts to show improvements in our revenues the remainder of calendar year 2006.

During 2003, the Company entered into an exclusive three-year ACH transaction services contract with one of its significant customers. During the quarter ended December 31, 2004, this customer had discontinued its processing with the Company. After repeated efforts, the Company was unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer. On April 28, 2005, the Company filed suit against this former customer in connection with the referenced contract and related matters. See Part II, Item 1, legal proceedings section for more information regarding this litigation.

As disclosed in Note J of the audited financial statements for the year ended December 31, 2005, the Company reported certain concentrations with significant customers, indicating that the Company had three customers amounting to approximately 76% of its ACH revenue for 2005. For the three months ended June 30, 2006, the Company had two customers that generated revenue that exceeded 10% of the Company’s gross revenues. The revenues from these two customers amounted to approximately 11% and 32%, respectively, of the Company’s gross revenues. Management believes that as it continues to implement its expansion efforts, it will continue to reduce its concentration with major customers.

Inflation

Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, they concluded that the Company’s disclosure controls and procedures are effective in enabling us to:

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

(b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

United Check Services, L.L.C. v. Community Loans of America, Inc., Case No. 05-1713 (United States District Court, Eastern District of Louisiana):

On April 28, 2005, United Check Services, L.L.C. filed suit against Community Loans of America, Inc. (“CLA”), one of its former significant customers. The complaint alleges that CLA committed several acts and omissions for which CLA is liable to United. The suit alleges that CLA breached provisions of agreements entered with United, under which United was the exclusive provider of automated clearing house services for all of CLA’s payday loan store operations. In addition to providing terms under which United would process ACH transactions for CLA, the agreements also included a non-disclosure and non-compete provision intended to protect United in exchange for United teaching CLA how to utilize ACH processing, how to design and maintain an intra-corporate structure to best utilize ACH processing, and sharing certain proprietary information and processes to effect efficient processing. The non-compete provision includes CLA, its affiliates, subsidiaries, successors and assigns, and extends for a period of five years following the termination of the agreement. United seeks a judgment ordering specific performance under the agreement, damages, and/or all other legal and equitable relief to which it is entitled based on its lost revenue under the agreement.

CLA denies the foregoing, and in response to the suit, CLA has filed two counterclaims against United. The first alleges that the non-compete clause is unenforceable and that CLA has been damaged as a result of a group of ACH transactions that CLA alleged did not receive in a timely manner. CLA’s alleged damages claim related to the foregoing has not been specifically quantified to date. The second counterclaim names United as well as a number of payday loan stores that are not now and were not previously owned or controlled by United, but were instead owned by several of United’s former equity owners. In fact, the assets of this group of payday loan stores were purchased by companies alleged to have been affiliates of CLA, including rights and title to several tradenames. This second counterclaim alleges that CLA’s purported affiliates were not informed of a registered trademark prior to or during the asset purchase, and that this trademark purportedly clouds their title to and use of one of the tradenames acquired in the aforementioned asset purchase. On behalf of these affiliates, CLA demands that they be indemnified by United for the costs incurred in the acquisition of the referenced-registered trademark. United intends to vigorously prosecute its claims in this litigation and to defend against the claims raised by CLA in the same fashion. The trial date is currently set for November 13, 2006, and the parties are proceeding with discovery.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

(a)	Exhibits	(a)

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: August 14, 2006	By: /s/ Jeffery C. Swank
Jeffery C. Swank
President
(Principal Executive Officer)

Date: August 14, 2006	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)