Form 10QSB
period 2006-09-30
United eSystems, Inc.
filed 2006-11-13
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes ____  No __X_

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,291,667 shares as of November 13, 2006.

       Transitional Small Business Disclosure Format (check one):

Yes          No    X

UNITED ESYSTEMS, INC.
FORM 10-QSB
September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$218,391	$146,296
Restricted Cash	734,743	1,519,235
Certificate of Deposit	--	202,400
Trade Receivables (net)	74,932	21,025
Commissions Receivable	--	207,505
Other Receivables	626	1,040
Other Assets	2,504	7,257

Total Current Assets	1,031,196	2,104,758

PROPERTY AND EQUIPMENT, Net	146,190	126,969

OTHER ASSETS
Deposits	24,543	32,620

	$1,201,929	$2,264,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$730,243	$1,514,735
Notes Payable	116,000	136,000
Accounts Payable and Accrued Liabilities	10,492	40,890
Commissions Payable	--	238,150
Customer Deposits	4,500	4,500
Total Current Liabilities	861,235	1,934,275

LONG-TERM LIABILITIES	--	--
Total Liabilities	861,235	1,934,275

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding at September 30, 2006, and December 31, 2005	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	272,962	262,340
Total Stockholders’ Equity	340,694	330,072
	$1,201,929	$2,264,347

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$333,961	$241,641	$721,303	$525,737

Cost of Revenues	178,314	59,212	364,460	109,263

Gross Profit	155,647	182,429	356,843	416,474

Expenses:
Operating
Personnel costs	27,595	29,000	79,315	82,266
Travel	2,993	6,038	10,302	14,941
Other	36,754	36,762	93,694	87,903
Total Operating Expenses	67,342	71,800	183,311	185,110

Selling, General & Administrative
Personnel costs	18,750	18,750	54,231	56,250
Legal and accounting	21,114	22,996	71,460	48,708
Other	10,297	20,943	29,847	39,325
Total Selling, General & Administrative	50,161	62,689	155,538	144,283

Total Expenses	117,503	134,489	338,849	329,393

Income from operations	38,144	47,940	17,994	$87,081

Other Income (expense):
Interest Income	--	--	3,505	1,600
Interest Expense	(2,417)	(5,400)	(8,346)	(17,033)

Net Income before income taxes	35,727	42,540	13,153	71,648

Income tax expense	6,510	14,464	2,529	24,360

Net Income	$29,217	$28,076	$10,624	$47,288

Net Income per Share	$.01	$.01	$.01	$.01

Weighted Average Common Shares Outstanding	18,291,667	18,291,667	18,291,667	17,807,931

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,624	$47,288
Adjustments to Reconcile Net Income to Net
Cash (Used In) Provided by Operating Activities
Depreciation and Amortization	26,158	18,376
(Increase) in Trade Receivables	(53,907)	(27,954)
Decrease in Other Assets	4,753	(2,952)
Interest Accrued on Certificate of Deposit	--	(1,600)
Decrease in Commissions Receivable	207,505	--
Decrease in Other Receivables	414	(69,451)
Increase in Deposits	--	(13,900)
Loss on Disposal of Assets	--	3,203
Decrease (Increase) in Restricted Cash	784,492	(594,402)
(Decrease) Increase in ACH Settlements Payable	(784,492)	597,401
Decrease in Accounts Payable and Accrued Liabilities	(30,398)	(20,561)
(Decrease) Increase in Commissions Payable	(238,150)	68,251
Increase in Customer Deposits	--	1,000
Net Cash (Used in) Provided by Operating Activities	(73,001)	4,699

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(45,381)	(54,702)
Redemption of Certificate of Deposit	202,400	--
Decrease in Deposits	8,077	--
Net Cash Provided by (Used in) Investing Activities	165,096	(54,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of restricted stock	--	50,220
Principal paid on notes payable	(20,000)	(40,000)
Net Cash (Used in) Provided by Financing Activities	(20,000)	10,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,095	(39,783)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	146,296	181,702
CASH AND CASH EQUIVALENTS - END OF PERIOD	$218,391	$141,919

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$8,346	$17,033

The accompanying notes are an integral part of these financial statements.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

On March 30, 2005, Riverbend Telecom, Inc. (“Riverbend”) entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (“ Riverbend Holdings”), its wholly owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for Riverbend Holdings’ common stock. In addition, Riverbend distributed all of Riverbend Holdings’ common stock to the then-existing four Riverbend stockholders (the “Spin-Off”), on a pro rata basis, one share of Riverbend Holdings common stock for each Riverbend share held by the stockholders. Riverbend Holdings was formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Riverbend Holdings common stock to Riverbend’s current stockholders. Riverbend Holdings had previously filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, LLC (the “LLC”), a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the equity owners of the LLC contributed all of their limited liability membership interests to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock. As a result of this transaction, the LLC became a wholly-owned subsidiary of Riverbend, and the members of the LLC became the majority stockholders of Riverbend, and the transaction was accounted for as a reverse acquisition. As a result of the Spin-Off, the current telecommunications business of Riverbend is now carried on by Riverbend Holdings, and the automated clearing house services business of the LLC is now carried on by Riverbend, through its 100% ownership interest of the LLC. The historical financial statements prior to March 30, 2005, are those of the LLC, which have been retroactively restated to give effect to the reverse acquisition.

On June 13, 2005, Riverbend effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect the change in business operations as a result of the consummation of the Plan of Reorganization and the Contribution.

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

As described in Note A, United eSystems, Inc. (the “Company”) serves as the holding company for United Check Services, LLC. The LLC provides automated clearing house (“ACH”) services to businesses throughout the United States. The Company’s operations center is located in Gulfport, Mississippi.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, United Check Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

The LLC charges customers a fee for its ACH services. For these transactions, it recognizes only the fees generated as revenue. The LLC recognizes these fees as revenue when it has provided the service to its customers.

Fees for ACH services are based on contractually-determined rates with each individual customer. Settlements paid to customers for ACH transactions are submitted to the customer net of fees due to the LLC.

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

INCOME TAXES

Since United Check Services, LLC is a single-member LLC, it is treated as a disregarded entity for federal income tax reporting purposes. As such, the Company includes the revenues and expenses of the LLC in its Federal income tax return.

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

During 2005, the LLC entered into an arrangement whereby it was able to match the clients of an independent sales agent to an independent processor of paper bank drafts. As a result of this arrangement, the LLC received commissions from the independent processor based on the volume of activity for a processing period; however, under an agreement with the independent sales agent, the LLC was required to forward approximately 90% of the gross commissions received from the independent processor to the independent sales agent, and the LLC recognized as revenue only the portion of commissions it retained. At December 31, 2005, the Company was due $207,505 in gross commissions from the independent processor, and was obligated to forward to the independent sales agent $238,150. The amount of commissions payable exceeded the amount of commissions receivable at December 31, 2005 due to commissions received by the LLC in December 2005 that had not been forwarded to the independent sales agent as of December 31, 2005. During the nine months ended September 30, 2006, there were no material amounts of commissions generated related to these types of referrals.

NOTE D	RESTRICTED CASH

Restricted cash consists primarily of funds maintained in the LLC’s primary bank account to facilitate ACH transactions. The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE E	NOTES PAYABLE

In September of 2004, the two existing members of the LLC agreed to take a distribution for the amount of undistributed earnings accumulated by the LLC through June 30, 2004, which amounted to $156,000. In order to ease cash flow requirements, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to the LLC’s members of $100,000, and notes payable due to members for the total amount of $256,000 were established. The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity in June 2006. The members have extended the due date for repayment of these notes to December 31, 2006. The LLC plans to continue making monthly interest payments for the remainder of the year. As of September 30, 2006, and December 31, 2005, the outstanding principal balance of these notes was $116,000 and $136,000, respectively.

NOTE F	STOCK OPTIONS

On March 30, 2005, the Company entered into a nonqualified stock option agreement with its chief financial officer, whereby the Company granted him 312,000 options. The options have an exercise price of $.03 per share, and were fully vested as of the date of the grant. The options terminate on March 30, 2015. As of September 30, 2006, none of the stock options had been exercised. The amount of compensation cost that is associated with the fair value of the stock options is deemed immaterial for reporting purposes.

NOTE G	SIGNIFICANT CONCENTRATIONS

At September 30, 2006 and December 31, 2005, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

NOTE H	COMMITMENTS

EMPLOYMENT CONTRACTS

The chief financial officer of the Company serves under an employment contract that was approved March 30, 2005, and expired on March 30, 2006. The contract covered compensation and termination. The Company intends to renew the employment agreement at the next regular meeting of its Board of Directors, expected during the fourth calendar quarter of 2006.

OPERATING LEASES

On May 1, 2005, the LLC entered into an agreement to lease office facilities at its present location. The lease term is for 36 months.

NOTE I	RELATED PARTY TRANSACTIONS

As disclosed in Note E, the Company has notes payable totaling $116,000 at September 30, 2006, and $136,000 at December 31, 2005, due to majority stockholders of the Company for funds advanced to the LLC in prior years and for the amount of the distributions due to the former members of the LLC.

NOTE J	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 and for the three months ended September 30, 2006, and 2005; and 18,291,667 and 17,807,931 for the nine months ended September 30, 2006, and 2005, respectively. Options to purchase 312,000 shares at $.03 per share were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this quarterly report on Form 10-QSB to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	our limited operating history;

•	intense industry competition;

•	fluctuations in the prevailing industry prices of check processing services;

•	shortages in availability of qualified personnel;

•	legal and financial implications of unexpected catastrophic events;

•	regulatory or legislative changes effecting check processing operations;

•	reliance on, and the ability to attract, key personnel; and

•	other factors including those discussed under Risk Factors in our annual report on Form 10-KSB.

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

Executive Summary

On March 30, 2005, we entered into a spin-off agreement with Riverbend Holdings, Inc., our former wholly owned subsidiary, pursuant to which we transferred all of our assets, liabilities and other obligations to Riverbend Holdings in consideration for all outstanding shares of Riverbend Holdings common stock. In addition, we distributed all of Riverbend Holdings common stock to our then-existing four stockholders on a pro rata basis, one share of Riverbend Holdings common stock for each share of our common stock held by the stockholders. Riverbend Holdings had been formed for the purpose of effecting our reorganization and the subsequent distribution of all of the Riverbend Holdings common stock to our stockholders. Riverbend Holdings filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.

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

As a result of the spin-off, our former telecommunications business is carried on by Riverbend Holdings, and the automated clearing house services business of United Check Services is now carried on by us, through our 100% ownership interest of United Check Services. Our pre-contribution stockholders own both our common stock and 100% of the Riverbend Holdings common stock. We do not have any ownership interest in Riverbend Holdings.

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

As described above, as a result of the contribution agreement, pre-contribution stockholders’ ownership interest in us, which became the business of United Check Services, was substantially diluted. However, as a result of the spin-off and distribution of Riverbend Holdings shares, our pre-contribution stockholders maintained their current ownership interest in our former telecommunications business as represented by the Riverbend Holdings common stock that was distributed to all of the pre-contribution stockholders. Our former officers and directors are the officers and directors of Riverbend Holdings and are responsible for the continued operation of the telecommunications business of Riverbend Holdings.

The spin-off agreement and the contribution agreement were approved by our stockholders at a special meeting held on March 30, 2005.

On June 13, 2005, we effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. to better reflect our business operations. At this time, all of our business operations are conducted through our wholly owned subsidiary United Check Services, LLC.

We are an Automated Clearing House service provider. Also known as an ACH processor, we cater mostly to customers engaged in businesses that require significant volumes of electronic transactions. Such services may include direct deposit payroll service, check clearing services, automatic direct debit services, pay-day loan services, and other electronic bill paying services. We act as the customer’s ACH processor to clear transactions electronically through the Federal Reserve Banking System. We are also paid electronically based on our transaction volume for each customer. We have been engaged in the ACH processing business since 1998.

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position. This section should be read in conjunction with the financial statements and related notes included in this Form 10-QSB, and in conjunction with our Form 10-KSB previously filed for the year ended December 31, 2005.

Three Months and Nine Months Ended September 30, 2006 compared to the Three Months and Nine Months Ended September 30, 2005

Our revenue is mostly generated by providing Automated Clearing House processing services for business customers. The majority of our customers utilize such services to collect their gross receipts or accounts receivable electronically. However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, and intercompany transfers. We recognize revenue upon completion of the service being provided.

Cost of revenues include the costs incurred in conjunction with the items processed. These costs include the direct transactional costs incurred with our clearing banks for ACH processing, plus the direct costs associated with the utilization of our ACH processing software.

For the three months ended September 30, 2006, revenues were $333,961, compared to $241,641 for the three months ended September 30, 2005, representing an increase of $92,320, or approximately 38%. For the nine months ended September 30, 2006, revenues were $721,303, compared to $525,737 for the nine months ended September 30, 2005, representing an increase of $195,566, or approximately 37%. Such increases are primarily related to the addition of new customers obtained primarily from independent sales representatives.

For the three months ended September 30, 2006, cost of revenues was $178,314, compared to $59,212 for the three months ended September 30, 2005, representing an increase of $119,102, or approximately 201%. For the nine months ended September 30, 2006, cost of revenues was $364,460, compared to $109,263 for the nine months ended September 30, 2005, representing an increase of $255,197, or approximately 234%. The overall increase in cost of revenues is mostly attributable to the increase in revenues as previously described. During the current year we increased our utilization of commissioned sales agents, and began utilizing third party services to supplement our underwriting.

For the three months ended September 30, 2006, the Company’s gross profit was $155,647, compared to $182,429 for the three months ended September 30, 2005, representing a decrease of $26,782, or approximately 15%. For the nine months ended September 30, 2006, the Company’s gross profit was $356,843, compared to $416,474 for the nine months ended September 30, 2005, representing a decrease of $59,631, or approximately 14%. The decrease in gross profits for the three months ended

September 30, 2006, and for the nine months ended September 30, 2006, reflects the effect of the increased use of independent sales representatives and increased underwriting costs incurred during the current year, and lower processing revenues earned during the first quarter of the current year.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.

For the three months ended September 30, 2006, operating expenses were $67,342, compared to $71,800 for the three months ended September 30, 2005, representing a decrease of $4,458, or approximately 6%. Such decreases related primarily to travel expenses of $3,045 and operating personnel costs of $1,405. During the comparable period in the prior year, we incurred higher costs in these areas associated with our temporary displacement from our operations facility in Gulfport, Mississippi as a result of Hurricane Katrina.

For the nine months ended September 30, 2006, operating expenses were $183,311, compared to $185,110 for the nine months ended September 30, 2005, representing a decrease of $1,799, or approximately 1%. This decrease relates to the combination of increased occupancy costs associated with our new processing facility, offset by reductions in temporary occupancy costs that we incurred during the prior year for items associated with our displacement from our processing facility during the first five months of calendar year 2005, due to a tornado that struck our former operations facility on November 24, 2004. We were displaced from November 2004 through May 2005, at which time we moved into our current operations facility located within the same vicinity in Gulfport, Mississippi.

For the three months ended September 30, 2006, the Company’s selling, general, and administrative expenses were $50,161, compared to $62,689 for the three months ended September 30, 2005, representing a decrease of $12,528, or approximately 20%. This decrease is primarily due to reductions in marketing expenses of $11,058 and legal and accounting expenses of $1,882. We reduced our marketing costs as we changed the way we market our services. During 2006, we replaced part of our internet marketing costs with increased utilization of commissioned independent sales representatives, as previously described. Our legal and accounting costs were higher during the prior year quarter due to our ongoing litigation with Community Loans of America, which is discussed in more detail in Part II, Item 1, “Legal Proceedings” in this report.

For the nine months ended September 30, 2006, the Company’s selling, general, and administrative expenses were $155,538, compared to $144,283 for the nine months ended September 30, 2005, representing an increase of $11,255, or approximately 8%. This increase is primarily due to increased legal costs of $22,753 due to our ongoing litigation with Community Loans of America, which were more significant earlier in the current year than in the current quarter. These increased legal costs were partially offset by a reduction in marketing expenses of $11,058, as we changed the way we market our services by utilizing more independent sales representatives and decreasing our internet marketing expenses.

Net income for the three months ended September 30, 2006, was $29,217 compared to $28,076 for the three months ended September 30, 2005, representing an increase of $1,141, or approximately 4%. For the nine months ended September 30, 2006, our net income was $10,624 compared to $47,288 for the nine months ended September 30, 2005, representing a decrease of $36,664, or approximately 78%. The results for the three months ended September 30, 2006 reflect the improvement in our processing revenues and the reduction in our operating, selling, general and administrative expenses. The results for the nine months ended September 30, 2006, reflect the improvement in our results for the current quarter, partially offset by our net loss reported for the three months ended March 31, 2006. We expect, due to a combination of increased processing operations and seasonality, to continue to report profitable results for the remainder of the year.

Liquidity and Capital Resources

Per the Company’s Consolidated Statements of Cash Flows, net cash used in operating activities for the nine months ended September 30, 2006, was $73,001, compared to net cash provided by operating activities of $4,699 for the nine months ended September 30, 2005, or a decrease in cash generated from operating activities of $77,700. This decrease is primarily due to the decrease in net income of $36,664, the increase in trade receivables of $25,953, and the decrease in accounts payable and accrued liabilities of $9,837.

Net Cash provided by investing activities was $165,096 for the nine months ended September 30, 2006, compared to cash used in investing activities of $54,702 for the nine months ended September 30, 2005. Cash provided by investing activities for the nine months ended September 30, 2006, consisted primarily of proceeds from the redemption of a certificate of deposit. Cash used in investing activities for the nine months ended September 30, 2005, consisted primarily of cash used in the acquisition of property and equipment.

Net Cash used in financing activities was $20,000 for the nine months ended September 30, 2006, compared to cash provided from financing activities of $10,220 for the nine months ended September 30, 2005. On May 23, 2005, the Company completed a sale of 930,000 shares of restricted common stock to a total of nine accredited investors. The gross proceeds from the sale were $50,220, and the offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The proceeds from this sale were utilized to supplement the cash costs incurred by the Company in conjunction with the contribution transaction as described above.

As described elsewhere in this report, on July 14, 2004, the Company executed a Contribution Agreement to effect a reverse merger between the Company and Riverbend Telecom, Inc., an SEC reporting company, for the purpose of becoming a public company to enhance the planned expansion of its operations. On this date, the members of the Company agreed to take a distribution for the amount of undistributed earnings accumulated by the Company through July 14, 2004, which amounted to $156,000. In order to ease the cash flow requirements on the Company, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to the Company’s members of $100,000, and notes payable due to the Company’s members for the total amount of $256,000 were established. The notes require interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity. As of September 30, 2006, the members have extended the due date of these notes to December 31, 2006. The total principal balance of these notes was $116,000 at September 30, 2006. Accordingly, interest paid for the nine months ended September 30, 2006, of $8,346, relates to these notes payable.

To date, the Company has financed its capital expenditure needs from cash flows generated from its operations. Although our operations resulted in a net loss for the three months ended March 31, 2006, we produced a net profit for the three months ended September 30, 2006, and expect to remain profitable for the calendar year. At this time, management believes it has sufficient operations and existing non-restricted cash to fund its needs for the next twelve months. Furthermore, our business has traditionally been seasonal, with the first calendar quarter typically resulting in the lowest revenue and the fourth calendar quarter typically our highest quarterly revenue.

Our future expansion is planned from continued improvements to our marketing efforts and through the expanded use of independent sales representatives. During the nine months ended

September 30, 2006, we made additional improvements to our web-based operating software systems and increased our use of independent sales representatives in order to increase the leads we receive for ACH processing and other services we provide. Much of these efforts resulted in the increases in our revenues for the three months ended September 30, 2006, compared to the first six months of 2006, as reported in our Form 10-QSB for the quarters ended March 31, 2006, and June 30, 2006. Accordingly, we expect our sales and marketing efforts to show improvements in our revenues for the remainder of calendar year 2006.

During 2003, the Company entered into an exclusive three-year ACH transaction services contract with one of our significant customers. During the quarter ended December 31, 2004, this customer discontinued its processing with the Company. After repeated efforts, the Company was unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer. On April 28, 2005, the Company filed suit against this former customer in connection with the referenced contract and related matters. See Part II, Item 1, “Legal Proceedings” in this report for more information regarding this litigation.

As disclosed in Note J of the audited financial statements for the year ended December 31, 2005, the Company reported certain concentrations with significant customers, indicating that the Company had three customers amounting to approximately 76% of its ACH revenue for 2005. For the three months ended September 30, 2006, the Company had three customers that generated revenue that exceeded 10% of the Company’s gross revenues. Revenue from these three customers amounted to 27%, 17%, and 16% respectively. For the nine months ended September 30, 2006, the Company had two customers that generated revenue that exceeded 10% of the Company’s gross revenues. Revenue from these two customers amounted to 29% and 12% respectively. Management believes that as it continues to implement its expansion efforts, it will continue to reduce its concentration with major customers.

Inflation

Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

United Check Services, L.L.C. v. Community Loans of America, Inc., Case No. 05-1713 (United States District Court, Eastern District of Louisiana):

On April 28, 2005, we filed suit against Community Loans of America, Inc. (“CLA”), one of our former significant customers. The complaint alleges that CLA committed several acts and omissions for which CLA is liable to us. The suit alleges that CLA breached provisions of agreements entered into between the parties, under which we were the exclusive provider of ACH services for all of CLA’s payday loan store operations. In addition to providing terms under which we would process ACH transactions for CLA, the agreements also included a non-disclosure and non-compete provision intended to protect us in exchange for our teaching CLA how to utilize ACH processing, how to design and maintain an intra-corporate structure to best utilize ACH processing, and sharing certain proprietary information and processes to effect efficient processing. The non-compete provision includes CLA, its affiliates, subsidiaries, successors and assigns, and extends for a period of five years following the termination of the agreement. We seek a judgment ordering specific performance under the agreement, damages, and/or all other legal and equitable relief to which we are entitled based on our lost revenue under the agreement.

CLA denies the foregoing, and in response to the suit, CLA has filed two counterclaims against us. The first alleges that the non-compete clause is unenforceable and that CLA has been damaged as a result of a group of ACH transactions that CLA alleged it did not receive in a timely manner. CLA’s alleged damages claim related to the foregoing has not been specifically quantified to date. The second counterclaim names us as well as a number of payday loan stores that are not now and were not previously owned or controlled by us, but were instead owned by several of our former equity owners. In fact, the assets of this group of payday loan stores were purchased by companies alleged to have been affiliates of CLA, including rights and title to several trade names. This second counterclaim alleges that CLA’s purported affiliates were not informed of a registered trademark prior to or during the asset purchase, and that this trademark purportedly clouds their title to and use of one of the trade names acquired in the aforementioned asset purchase. On behalf of these affiliates, CLA demands that they be indemnified by us for the costs incurred in the acquisition of the referenced-registered trademark. We intend to vigorously prosecute our claims in this litigation and to defend against the claims raised by CLA in the same fashion. The trial date, originally set for November 13, 2006, has been suspended for sixty days pending settlement negotiations currently being undertaken by the parties.

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

UNITED ESYSTEMS, INC.

Date: November 13, 2006	By: /s/ Jeffery C. Swank
Jeffery C. Swank
President
(Principal Executive Officer)

Date: November 13, 2006	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)