Form 10KSB
period 2006-12-31
United eSystems, Inc.
filed 2007-03-29
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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

Yes        No    X

Registrant’s revenues for its most recent fiscal year: $1,237,246.

As of March 29, 2007, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant was $0.

As of March 29, 2007, there were 18,291,667 shares of the Registrant’s common stock outstanding.

Documents Incorporated By Reference: None

This Form 10-KSB consists of 56 pages.                                                                                                                                                                               The Exhibit Index begins on page 36.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this annual report on Form 10-KSB to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;
•	our capital requirements and dependence on the sale of our equity securities;
•	our limited operating history;
•	intense industry competition;
•	fluctuations in the prevailing industry prices of check processing services;
•	shortages in availability of qualified personnel;
•	legal and financial implications of unexpected catastrophic events;
•	regulatory or legislative changes effecting check processing operations;
•	reliance on, and the ability to attract, key personnel; and
•	other factors including those discussed under Risk Factors in this report.

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

PART I

In this annual report on Form 10-KSB we use the terms “Company,” “we,” “us” and “our” to refer to United eSystems, Inc. and its wholly owned subsidiary, United Check Services, LLC (“United”). We refer to our $.001 par value common stock as our common stock.

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

We were incorporated under the laws of the state of Nevada in 2001. Our principal executive offices are located at 15431 O’Neal Road, Gulfport Mississippi 39503, and our telephone number is (228) 832-1597. Our wholly owned subsidiary, United Check Services, LLC, through which we conduct all of our business operations, is a Louisiana limited liability company formed in 1998.

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

In 1974, the National Automated Clearing House Association (“NACHA”) was formed to coordinate the ACH movement nationwide. NACHA oversees America’s largest electronic payments network. NACHA’s primary roles are to develop and maintain the NACHA operating rules, to promote growth in automated check clearing volume, and to provide educational services to its members and other ACH participants. Through joint efforts with the Federal Reserve, local ACH operators were electronically linked on a nationwide basis in 1978.

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

We act as the customer’s ACH processor to clear transactions electronically through the Federal Reserve banking system.  We are also paid electronically based on our transaction volume for each customer at the time we settle payments to their operations accounts.  To date, the majority of our customers use ACH to collect their sales or accounts receivable. Within the payments industry, we are known as a “third party processor” or “third party sender.” This distinguishes us from traditional financial institutions that function within the ACH network and also serve as our competition. United has been engaged in the ACH processing business since 1998.

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

Our strategy includes accelerating growth by broadening our product and service offerings as described above, and then identifying quality independent sales organizations experienced in the payments industry that are able to recognize the value of consolidating particular products and services into customized solutions. By offering incentive based compensation to these sales organizations, we believe we can accelerate our growth and broaden our customer base while minimizing the risk capital needed to execute our expansion goals.

Acquisition Strategy

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

Currently, we utilize two software systems in conjunction with processing ACH transactions on behalf of our clients under separate licensing agreements with each vendor. Both are internet based systems that utilize 128 bit sure socket encryption which meets the NACHA guidelines for security standards. There is a “front end” and “back end” component of this software. We use the back end portion to interface with both our client and our clearing bank in order to process and deliver ACH files. The client uses the front end portion for data entry, account inquiries, and reporting.

Once we receive written confirmation from the bank that a client is approved, their account is set up and online training is provided by our staff in the use of the front end component of the software. This allows the client to access their account via our website and begin entering transactions to be processed. Our systems allow clients the option of either manually entering transactions or uploading daily batch files for processing. Each batch that a client enters via web access is followed by a transmittal form signed by the client’s designated manager. This creates a crosscheck of the batch total in order to avoid processing erroneous batch files and to provide additional security measures between us and the client.

Upon receipt of client information, our staff reviews the batches and compares them to the clients’ transmittals. One of our systems require us to create an ACH file and upload it to the bank over a secure website connection. The other system handles file creation and transmittal through a completely automated process, so we are only required to report exceptions and may discontinue the automated process for that particular file if necessary.

The bank provides confirmation after they have transmitted the file successfully to the Federal Reserve. This provides confirmation for us that the file was processed. Client payments are made by us based on ACH files, not by individual transactions. Any transactions within a file that are not properly formatted are rejected and must be resubmitted following correction of the error. The client settlements created in our system are based on the batch totals, less returned transactions, which equals the net amount due the client. In one of our systems, the client’s account is then debited at the time of settlement to pay us for the fees associated with the transactions we have performed on their behalf. Within our other system, client fees are charged daily based upon the transactions processed for that day.

In addition to ACH, we also provide real-time account verification services. These include real-time verification of bank route numbers, account numbers, as well as information regarding the status of bank accounts that may be frozen or restricted due to non-sufficient funds, magnetic ink character recognition problems, trust account restrictions, or other conditions which would typically preclude the account from accepting an ACH debit transaction. To date we have utilized independent vendors and act as an intermediary for customer service. In most cases these services are delivered with internet based systems through automated interfaces that we have developed, so there is little customer service involved once the accounts and interfaces are set-up. Similar to ACH, as we increase the aggregated volume of these type transactions our costs per unit decrease.

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

Verification Services

Our account and funds verification services are intended to assist clients in reducing their incidence of returned or erroneous transactions by providing real-time verification of the validity of a particular customer bank account. We typically set up automated interfaces between our server and the client to provide a real-time connection that allows our customer’s system to query the service and obtain verifications of bank routing number, account number, account status, as well as identify the incidence of dishonored checks presented on the account. With higher levels of service, we can crosscheck databases to determine whether a particular account has recently returned electronic ACH transactions based on proper authorization not being available. Our service can also identify accounts that will not accept ACH transactions, such as trust accounts or accounts set up with other payment restrictions. In the case of merchants that conduct non-face-to-face transactions, such as internet or telephone based businesses, these services are in integral part of maintaining certain standards prescribed by NACHA for allowing these type of transactions to be originated on the ACH network.

Stored Value Products

In certain business applications ACH processing may be utilized in conjunction with ATM and/or stored value debit cards in order to provide custom solutions for clients with a variety of needs. The use of these products in conjunction with ACH helps merchants facilitate real-time transactions in a cost effective manner. Typically, the card product is used to either issue or receive funds real-time, with ACH being utilized in conjunction with the clearing or settlement function related to daily or weekly accumulations of transactions. Another example is the use of stored value cards and ACH to provide payroll services to those individuals that do not have traditional checking accounts. In effect, the stored value product becomes the equivalent of the employee’s bank account, and facilitates the electronic deposit of net payroll, automated bill payment, cash withdrawals, retail purchases, card-to-card transfers, and other convenient payment tools.

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

We believe that we benefit from the business relationships these sales organizations and agents have already established with their clients. Based on these relationships, they can effectively evaluate which products and services should be offered to the client and illustrate the potential benefits that the client may realize. All of our sales organizations and agents are compensated on a commission basis calculated on a percentage of the fees we receive from the client.  Commissions paid to individual agents may vary depending upon the nature of the accounts they represent. Generally, all agents are compensated based upon a percentage of the fees we collect, in excess of a floor price that we retain. In this manner, we receive, at a minimum, the floor price to cover our cost, plus a percentage of the excess fee amount. Conversely, the organization or agent receives its percentage of the amount of collected fees in excess of the floor price. Current commission payments range from $15,000 to $25,000 per month.

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

Customers

During 2006, three customers, The Hemi Group, Co. LTD, Smokes-Spirits.com, LLC, and Insight Marketing LLC, accounted for approximately 12.1%, 11.5%, and 30.2%, respectively, of our ACH processing revenue. The loss of any of these customers could have a material adverse effect on our business.

We identify potential customers through website inquiries, personal and business relationships, referrals from sales organizations and agents, and attendance at trade shows and seminars.  Any individual or business that has a need for processing of significant numbers of payments is a potential customer and we believe can benefit from our competitive service offerings.

As previously described, our customer is typically a merchant that desires efficient collection or payment of funds. The majority of our clients are businesses that utilize our services to collect their sales or accounts receivable. Other significant segments of our customer base include companies that wish to collect recurring payment installments such as loan companies, property management companies, or associations.

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

Upon completion of the merchant agreement, we then set up the client account in our ACH processing system and provide online training for the client’s designated person or persons that will operate the system. The setup process can be completed in an hour for manual entry clients. For clients utilizing automated interfaces to submit transactions it usually takes an additional one to two hours of work time, assuming the client has technical support to address issues with its own computer network. Online training takes only twenty minutes of actual training time. Once both the setup and training are complete, the client is able to begin entering ACH transactions. Once the client has entered transactions into the system, a transmittal is sent to our processing office that contains check totals and is signed by the client’s authorized manager. This helps reduce errors and serves to provide an added measure of security between us and the client.

As previously stated, we either collect fees daily based upon transactions processed or at the time of each funds settlement, which normally occurs either daily or weekly. We bill monthly maintenance fees for each active account following the end of each month by providing an electronic billing followed by an ACH debit on a pre-determined date set forth on the electronic invoice.

Competition

The electronic payments industry in the United States is highly competitive, rapidly evolving, and continues to experience significant growth. There are in excess of 12,000 members of NACHA, most of which are financial institutions. While exact figures are difficult to obtain, management believes less than approximately 3% of the 12,000 members, or 360 members represent the non-financial institution members that are third party processors, such as us. Within the overall industry, we represent one of the smaller ACH processors within the United States. Management believes we fall within the bottom 30% of third party processors at this time.

Based on periodic inquiries with competitors, pricing and services are reviewed at least once annually. We believe that the majority of our competitors charge for services based on a fixed fee per transaction plus a monthly account fee. However, many competitors charge additional setup fees, inquiry fees, and software usage fees. In some cases, competitors charge fees based on a percentage of the sale price, much like the merchant fees charged by credit card companies, called discount fees.

In contrast, we charge a fixed fee per transaction, and maintain our pricing at approximately the mid-point of the average competitor pricing derived from our periodic reviews of the competition. Our pricing structure is designed to be tied to the productive use of ACH services and we do not charge our customers for costs and software fees not tied to actual transaction activity. Our monthly maintenance fee is designed to cover our costs of these other activities and offer a simplified billing structure.

Competition in the ACH business is based upon pricing and quality of service.  We compete with numerous financial institutions and other third party providers that offer essentially the same services as we do.  Many of our competitors are substantially larger and have greater financial, technical and marketing resources than us.  Our success depends upon our continued ability to deliver our clients personal service and customized solutions.

The major financial institutions have standardized plans and may not always offer all of the services that small to medium-sized businesses in need of electronic solutions demand. However, competition is fierce with other third party providers for this segment of business.  Additional pricing pressure may come from the introduction of new technologies. In addition, reductions in prices charged by our competitors may have a material adverse effect on us. Furthermore, consolidations and alliances across industry segments may intensify competition from significantly larger, well-capitalized companies.

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

Employees

We currently have seven employees, four sales representatives, and utilize two technical support teams which are outsourced. None of our employees nor the employees or any of our outsourced technical support teams are represented by labor unions. We believe we have good relations with all our employees, sales representatives, and technical support team members.

Mr. Jeffery Swank and Mr. Walter Reid Green, Jr. serve as our Chief Executive Officer and Chief Financial Officer, respectively. At this time Mr. Swank does not work full-time and takes no salary, but is involved regularly with our operations. Mr. Green works full-time for us. A majority of our selling activities are conducted through a developing network of independent sales agents who are not employees, and are overseen by Mr. Green. The additional staff are responsible for the daily processing operations, customer service, and the work of the outsourced technical support teams which handle network security, software development, and other technical support functions as needed.

Risk Factors

An investment in our common stock is a risky. The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information set forth in this report, including our financial statements and the related notes detail other risks affecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Related To Our Business

We rely on cooperative relationships with, and sponsorship by, banks, the absence of which may prevent us from conducting our business operations.

We rely on several banks for access to the ACH Network for submission of both ACH and account verification services. Our banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process credit card transactions and receive the related revenue. Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

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

We rely on the processing revenue derived from ACH transactions. If any merchants were to submit or process unauthorized or fraudulent ACH transactions, depending on the dollar amount, we could incur significant losses which could have a material adverse effect on our business and results of operations. We assume the risk and indemnify our sponsoring banks for bearing the risk of these types of transactions.

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent ACH use. We cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserves, which includes our deposits from customers, will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

We have expended a considerable amount of time and money to develop our own trade secrets. We rely on confidentiality agreements with employees, customers, partners and others and have not otherwise taken steps to obtain additional protection on these information systems. In addition, our third-party confidentiality agreements may be breached and, if they are, there may not be an adequate remedy available. If our trade secrets become known, we may lose our competitive position, including the loss of our merchant and bank customers. Such a loss could severely impact our results of operations and financial condition.

Failure to obtain additional funds may impact our operations and future growth.

We use funds generated from operations, as well as funds obtained through other sources, to finance operations. In light of our recent financing efforts, existing cash reserves, and as a result of the cash flow generated from operations, we believe we have sufficient cash to support our business activities, including technology and marketing costs. However, future growth may depend on our ability to continue to raise additional funds, either through operations, bank borrowings, or equity or debt financings. There is no assurance that we will be able to continue to raise the funds necessary to finance growth or continue to generate the funds necessary to finance operations, and even if such funds are available, that the terms will be acceptable to us. The inability to generate the necessary funds from operations or from third parties in the future may require us to scale back our product offerings and growth opportunities, which could harm our overall operations.

While we maintain insurance protection against claims related to our services, there is no assurance that such protection will be adequate to cover potential claims and our inability to otherwise pay such claims could harm our business.

We maintain employee dishonesty insurance as well as professional liability insurance for the services we provide. While we believe the limits on our insurance policies are adequate and consistent with industry practice, if claims are brought by our customers or other third parties, we could be required to pay the required claim or make significant expenditures to defend against such claims in amounts that exceed our current insurance coverage. There is no assurance that we will have the money to pay potential plaintiffs for such claims if they arise beyond the amounts insured. Making these payments could have a material adverse effect on our business.

Increases in the costs of technical compliance could harm our business.

The services which we offer require significant technical compliance. This includes compliance with NACHA guidelines and regulations with regard to the Federal Reserve System’s Automated Clearing House and check related issues, and various banking requirements and regulations. We have personnel dedicated to monitoring our compliance to the specific industries we serve and, when possible, we are moving the technical compliance responsibility to other parties. As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to us. These costs could be in the form of additional hardware, software or technical expertise that we must acquire and/or maintain. While we currently have these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that we will always be able to underwrite the costs of compliance in each industry wherein we compete.

We have limited marketing experience and our marketing efforts may not result in significant increases in ACH processing business.

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

To date most of our business has been concentrated with customers engaged in check cashing, payday loan services, and various internet based businesses. As a result, any significant adverse events or conditions affecting these businesses or industries would have a material adverse effect on our business. We also conducted a significant portion of our business under a three year agreement with Community Loans of America, Inc. (“CLA”), a payday loan company based in Atlanta, Georgia. During the quarter ended December 31, 2004, this customer had discontinued its processing with us. After repeated efforts, we were unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer. On April 28, 2005, we filed suit against our former customer, alleging beach of contract among other things. On October 25, 2006, the parties reached a settlement and all pending litigation was dismissed. Accordingly, the loss of this business caused a significant adverse affect on our operations during 2005 and 2006. Through our continued marketing efforts we have replenished most of the lost revenue from this former customer. See also Management’s Discussion and Analysis section of this report.

Our success depends on the continued service of our key management personnel and the loss of services from one or more of these individuals could negatively impact our business.

Our success depends on our ability to attract, motivate and retain highly-skilled managerial personnel. Competition for such personnel in our business is intense. The success that we may achieve will only enhance the reputation of and alternatives available to our key personnel. We may not be able to retain our key employees or attract, motivate and retain additional key employees in the future. Our failure to retain these key employees, or failure to attract new personnel as our needs arise would entail significant additional employment costs and may result in management strategy shifts which may diminish our ability to remain profitable.

Item 2.     DESCRIPTION OF PROPERTY

Our principal executive, administrative and operational offices are located in Gulfport, Mississippi. Our address is 15431 O’Neal Road, Gulfport, Mississippi, 59503. We lease approximately 2,400 square feet of office space pursuant to a three year lease that expires May 1, 2008. Lease payments are approximately $2,000 per month. We believe this facility is adequate for our current and future needs.

Item 3.     LEGAL PROCEEDINGS

United Check Services, L.L.C. v. Community Loans of America, Inc., (United States District Court, Eastern District of Louisiana, Civil Action No. 05-1713):

On April 28, 2005, United Check Services, L.L.C. filed suit against Community Loans of America, Inc. (“CLA”), one of its former significant customers. The complaint alleged that CLA breached its written three year agreement with United, originally dated October 27, 2003, under which United had been providing automated clearing house services for all of CLA’s payday loan store operations. In addition to providing terms under which United would process ACH transactions for CLA, the agreement also included a non-disclosure and non-compete provision intended to protect United in exchange for United teaching CLA how to utilize ACH processing, and sharing certain proprietary information and processes to effect efficient processing. The non-compete provision applied to CLA, its affiliates, subsidiaries, successors and assigns, and extended for a period of five years following the termination of the agreement. United sought a judgment ordering specific performance under the agreement, and/or all other legal and equitable relief to which it is entitled based on its lost revenue under the agreement.

On June 3, 2005, CLA filed its affirmative defenses, answer, and counterclaim denying the factual allegations in the complaint and alleging that the agreement did not obligate CLA to request any particular ACH transaction from United during the term of the agreement. CLA also alleged that the non-compete clause was unenforceable and that CLA had been damaged as a result of a group of ACH transactions not received in a timely manner. CLA was seeking whatever just and equitable relief may be awarded by the court.

On October 25, 2006, the parties reached a settlement and United received $170,000 of past due ACH fee revenue in exchange for the dismissal of the matter.

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our stockholders.

PART II

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not publicly traded.

Holders

As of March 29, 2007, we had approximately 15 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (1)	402,000	$.03	-

Total	402,000	$.03	-
____________________
(1)
Includes options to purchase 344,500 shares of our common stock at $.03 per share granted to Walter Reid Green, Jr., our Chief Financial Officer and options to purchase 57,500 shares of our common stock at $.03 per share granted to three of our employees.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto beginning on page F-1.

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

Our pre-contribution officers and directors resigned as of March 30, 2005 and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr. United Check Services was a closely held limited liability company, and all of the membership interests were owned by Jeffery C. Swank and Paul J. Shovlain. On May 25, 2005, Mr. Shovlain resigned as director to pursue other business interests, and Ms. Monica Haab was appointed as director to fill the vacancy created by his resignation.

As described above, as a result of the contribution agreement, pre-contribution stockholders’ ownership interest in us, which became the automated clearing house services business, was substantially diluted. However, as a result of the spin-off and distribution of

Holdings’ shares, our pre-contribution stockholders maintained their current ownership interest in our former telecommunications business as represented by the Holdings’ common stock that was distributed to all of the pre-contribution stockholders. Our former officers and directors are the officers and directors of Holdings and are responsible for the continued operation of the telecommunications business of Holdings.

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

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Our revenue for the year ended December 31, 2006, was $1,237,246 compared to $735,231 for the year ended December 31, 2005. The increase of $502,015, or 68.3%, is mainly attributable to the increased utilization of independent sales representatives during 2006.

During the second half of 2005, we began developing business relationships with several independent sales organizations (ISO’s). Our ISO’s receive commissions based upon the actual fees we generate from customers they deliver to us. These ISO’s typically deliver completed applications for ACH and account verification services to us for consideration. Upon completion of an underwriting process and acceptance by us and one of our participating processing banks, we begin providing services to the merchants. As a result of these ISO relationships we were able to increase our volume of business for 2006 compared to 2005.

During 2005, we developed relationships with other companies that offered bank drafting services that we do not provide. When we received inquiries for these types of services, we provided referrals in exchange for referral commissions. During 2005, we generated $43,123 in commissions from these activities. During 2006 we discontinued this portion of our business and focused instead on utilizing ISO’s to bring us business related to the services that we provide.

The following table presents the composition of revenue in 2006 and 2005:

Revenue:	2006 Dollars	Percentage	2005 Dollars	Percentage	Variance Dollars

ACH Processing	$1,159,814	93.7%	$642,656	87.4%	$517,158
Verification Services	$77,432	6.3%	49,452	6.7%	$27,980
Commissions	$-	-	43,123	5.9%	$(43,123)
Total Revenue	$1,237,246	100.0%	$735,231	100.0%	$502,015

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2006 was $555,649, or 44.9% of revenues, compared to $189,988, or 25.8% of revenues, for the year ended December 31, 2005. As a percentage of revenues, cost of revenue increased approximately 19.1% which reflects increases in ACH costs, the utilization in the 2006 of commissioned ISO’s, increases in depreciation expense, and increased account verification fees.

During 2006 we processed a greater volume of ACH transactions at more competitive prices compared to 2005 which caused increases in our ACH costs. We also processed ACH transactions through multiple systems and recorded higher depreciation costs related to these systems. This gave us more customer flexibility in terms of processing features and also facilitated our ability to offer our larger customers more competitive pricing. Our verification fee costs increased as we increased the volume of account verification transactions we provided compared to the prior year.

The following table presents the composition of cost of revenue in 2006 and 2005:

Cost of Revenue:	2006 Dollars	Percentage	2005 Dollars	Percentage	Variance Dollars

ACH Costs	$250,873	45.2%	$115,021	60.5%	$135,852
ACH Commissions	205,971	37.1%	13,215	7.0%	192,756
Depreciation -ACH System	21,143	3.8%	11,400	6.0%	9,743
Verification Fees	74,450	13.4%	49,814	26.2%	24,636
Other	3,212	0.5%	538	0.3%	2,674
Total Cost of Revenue	$555,649	100.0%	$189,988	100.0%	$365,661

Our gross profit for the year ended December 31, 2006 was $681,597, or 55.1% of revenues, as compared to $545,243, or 74.2% of revenues, for the year ended December 31, 2005.  The increase in gross profits of $136,354 represents the overall increase in revenues due to a greater volume of business at more competitive prices as previously described. The decrease in gross profits as a percentage of revenues of approximately 19.1% also reflects the decrease in margins due to increasing our volume of business done through ISO’s and providing more competitive pricing to our customers. We also increased the volume of account verification services provided, which are typically at lower margins than our ACH processing business.

Management anticipates that revenues will continue to increase while gross profit margins will tend to either remain constant or decrease slightly. This is mostly attributable to the continued utilization of independent sales agents which tend to deliver higher volume clients that require more competitive pricing in order to obtain their business.

Operating Expenses

For 2006, our operating expenses totaled $261,393, as compared to $258,500, representing an increase of $2,893, or 1.1%. Our operating personnel costs decreased by $3,813, from $111,769 for 2005, to $107,956 for 2006, or approximately 3.4%, in conjunction with the reduction of certain personnel following the cessation of processing for a former significant customer early in 2005. Telephone expenses increased by $8,194, from $19,438 for 2005, to $27,632 for 2006, or approximately 42.2%, in conjunction with our increased volume of business. Our travel costs decreased by $4,704, from $17,594 to $12,890, or approximately 26.7%, mostly due to costs we incurred during 2005 associated with our temporary displacement from our operations facility following Hurricane Katrina.

In addition, our other operating expenses increased by $3,216, from $109,699 for 2005, to $112,915 for 2006, or approximately 2.9%. This increase represented the combination of increases during 2006 for depreciation of $3,062, association dues of $4,459, insurance expense of $4,563, office leases of $7,050, computer maintenance of $8,688, and office expenses of $4,683, partially offset by decreases in other operating expenses. Such decreases related to hurricane expenses (Hurricane Katrina) of $12,329, rentals of $4,191, moving expenses of $1,219, document filing fees of $3,695, disposal of assets of $3,203, and other expenses of $2,588.

During 2006 we increased depreciable assets with upgrades to some of our office computers and internet interfaces. We also incurred increased costs of maintaining and augmenting our computer systems, and increased our office and telephone expenses in conjunction with increasing our volume of business compared to the prior year. The increases in our operating lease costs related to the terms of our long-term operating lease at our processing facility in Gulfport, Mississippi. The decreases in our operating expenses related to a reduction in 2006 of expenses that were greater in 2005 related to Hurricane Katrina, the movement of our processing office to a new location, and the disposal of leasehold improvements in conjunction with moving our processing office to our current location.

Although our processing facilities in Gulfport, Mississippi were not significantly damaged by Hurricane Katrina, we were displaced for approximately one month during 2005 until power and phone services were restored to the area. These displacement costs were part of our emergency preparedness plan, in which we migrated to an unaffected region of the country and reconnected to remote hosted servers. This allowed us to provide uninterrupted processing services to all our clients throughout the month of September 2005. Although we did not incur similar costs during 2006, we have made continued improvements to our emergency preparedness plan during 2006 and plan further enhancements for 2007.

General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2006 were $243,446 compared to $185,428 for the year ended December 31, 2005.  The increase of $58,018, or 31.3%, is mostly attributable to increases in legal and accounting costs of $73,210, partially offset by reductions in marketing costs of $14,908, which are included in other selling, general, and administrative expenses.

The increase in legal and accounting costs related to non-recurring costs associated with our lawsuit filed against Community Loans of America, a former significant customer that discontinued processing while under a multiple year processing agreement with us. This matter was amicably resolved on October 25, 2006, prior to any court proceedings. Refer to Legal Proceedings section for more information.

These increases were partially offset by reductions in marketing expenses of $14,908, as previously mentioned. During 2006 we changed the way we marketed our services. We reduced our cost of attending trade shows, and reduced some of our internet marketing costs compared to the prior year. Instead, we increased our use of ISO’s to obtain business in place of salaried marketing personnel and portions of our internet marketing costs.

Interest Income and Expense

For 2006, we generated $3,505 in interest income, compared to $2,400 for 2005, representing an increase of $1,105, or approximately 46%. This increase is mostly attributable to increases in the prevailing interest rates we received on our $200,000 certificate of deposit compared to the prior year.

Interest expense was $11,730 for 2006, compared to $21,012 for 2005, representing a decrease of $9,282, or approximately 44.2%. Interest expense represents the interest cost under the notes payable to our principal shareholders. The reduction in interest expense for 2006 represent the reduction in the principal balances on these notes payable made since the inception of the notes. At December 31, 2006 the principal balance of these notes had been reduced to $116,000.

Impairment of Long-Lived Assets

During 2004 and 2005, proprietary software was developed for use in our ACH processing operations. In 2006, we entered into an agreement with an established ACH software provider which enabled us to decrease our maintenance, compliance and transactional costs. This new system also automates some of the manual processes that were required of the proprietary system. As a result, we discontinued the use of the proprietary software and deemed it to be impaired. We have recognized an impairment loss equal to the remaining net book value of $74,178.

Provision for income taxes

For 2006, we reported income tax expense of $23,154, compared to $24,411 for 2005. During 2005, we completed our contribution transaction and reverse merger with Riverbend. As a result, we now operate as a corporation. Our wholly owned subsidiary, United, is a limited liability company, and therefore is disregarded as a separate entity for income tax purposes.

Liquidity and Capital Resources

As reflected in our Consolidated Statement of Cash Flows, net cash provided by operating activities for the year ended December 31, 2006, was $87,477, compared to $85,226 for the year ended December 31, 2005, or an increase of $2,251. This increase is mostly due to the increase in net income of $12,909, the increase in depreciation expense of $12,805, the decrease in commissions receivable of $207,505, the impairment of long-lived assets of $74,178, and the increase in prepaid expenses of $5,062, partially offset by the increase in trade receivables of $67,990, a decrease in commissions payable of $238,150, the decrease in accounts payable and accrued liabilities of $3,488, and the decrease in customers’ deposits of $1,000.

The increases in net income and depreciation expense were mostly attributable to the increase in volume of business as previously described. The changes in commissions receivable and payable were related to the discontinuance of referrals for bank services. The impairment of long-lived assets results from our decision to write-off the remaining depreciable basis of one of our proprietary systems at December 31, 2006.

Net cash provided by investing activities was $171,057 for the year ended December 31, 2006, compared to cash used of $71,002 for the year ended December 31, 2005, representing an increase of $242,059. This increase was mostly attributable to reductions in Deposits of $20,000, and the redemption in 2006 of certificates of deposit of $202,400.

Net cash used in financing activities was $20,000 for the year ended December 31, 2006, compared to $49,630 for the year ended December 31, 2005. During 2005, we received proceeds from the sale of restricted stock of $50,370, which was offset by repayments of notes payable to shareholders of $100,000. During 2006, we made principal payments on our notes payable to shareholders of $20,000.

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

As described elsewhere in this report, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations. On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000. In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to the members of $100,000, and a note payable due to the members, and now principal shareholders, of the Company for the total amount of $256,000 was established. The note requires interest-only payments, at an annual percentage rate of 10%, for two years, with principal due upon maturity. As of December 31, 2006, the principal balance of these notes was $116,000, payable on demand. Accordingly, interest paid for the year ended December 31, 2006, of $11,730, relates to these notes payable.

To date we have financed our capital expenditure needs from cash flows generated from our operations. At this time, we believe we have sufficient operations and existing non-restricted cash to fund our needs for the next twelve months.

Our future expansion is planned from two sources. First, we plan to continue to expand our use of independent sales organizations (ISO’s) to assist in the growth of our ACH and verification service business. While there are costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities. We have and plan to continue to structure our sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services. Accordingly, management believes it can continue to expand these sales activities from our internally generated cash flow.

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition. Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity. At this time, however, we have no understanding, arrangement or agreement to make any acquisitions

During 2003, we entered into a three-year contract with one of our significant customers. During the quarter ended December 31, 2004, this customer had discontinued its processing with us. After repeated efforts, we were unable to negotiate a mutually beneficial arrangement for cessation of future business with this customer. On April 28, 2005, we filed suit against our former customer, alleging breach of contract among other things. On October 25, 2006, we reach an amicable resolution of these matters and jointly filed a Stipulation of Dismissal with prejudice regarding our original suit and all related counterclaims. See Legal Proceedings for more information regarding this litigation.

As disclosed in Note J of our audited financial statements included in this report for the year ended December 31, 2006 and 2005, we have disclosed certain concentrations with significant customers, indicating that we had three customers accounting for approximately 53.8% of our ACH revenue for the year ended December 31, 2006. None of these customers, The Hemi Group CO., LTD, Smokes-Spirits.com, LLC, and Insight Marketing, LLC, were affiliated to us through common ownership. During 2005, we had transactions with three customers, Insight Marketing, LLC, Cash Advance USA, and Cash Advance Now, that amounted to approximately 76% of our total revenue. We plan to continue to reduce our concentrations with significant customers through our marketing efforts as previously described.

Inflation

Inflation has not had a material effect on our operations in the past. At the present time there is a substantial doubt that such conditions will adversely affect us for the foreseeable future.

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

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financing reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     OTHER INFORMATION

None.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors as of March 29, 2007:

Name	Age	Position	Director Since

Jeffery C. Swank	46	Chief Executive Officer, President, and a Director	2005
Walter Reid Green, Jr.	48	Chief Financial Officer, Treasurer, Corporate Secretary and a Director	2005
Monica B. Haab	40	Director	2005

Mr. Jeffery C. Swank, age 46, co-founded United in 1998 in order to provide the means to efficiently collect and settle funds electronically through the ACH Network.  Mr. Swank has been successful in numerous businesses including real estate development, financial services businesses, and debt collection agencies. From 1995 through 2003 he was engaged in the executive management of approximately fifty payday and title loans stores, employing approximately 350 workers, across five states within the southeastern portion of the United States. Beginning in late 2003, Mr. Swank began developing a plan to expand the operations of United, including the decision to convert United from a privately held entity into a public company. He attended Tulane University, majoring in Management and Finance. Mr. Swank devotes approximately 3% of his time to our business.

Mr. Walter Reid Green, Jr., age 48, has over twenty years of experience within accounting, management, and finance. Mr. Green’s experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries. In January 1993, Mr. Green became Treasurer and Chief Financial Officer of Pacesetter Ostrich Farm, Inc. following its initial public offering and listing on NASDAQ.  Mr. Green also served on its Board of Directors. In 1998, Pacesetter completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems. In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana. In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc., and subsequent name change to United eSystems, Inc., to become a publicly traded company. Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University. He successfully completed the uniform Certified Public Accountant examination in August 1986. Mr. Green devotes 100% of his time to our business.

Monica B. Haab, age 40, who has served as a director since May 25, 2005. Since 1991, Mrs. Haab has worked as an attorney at the law firm of Nowalsky, Bronston, & Gothard, APLLC, providing legal services for the telecommunications industry. She specializes in legal services for long distance and local exchange telecommunications service providers, related to state regulatory agencies as well as the Federal Communications Commission. She obtained a Bachelor of Science degree in Marketing from Nichols State University in Thibodaux, Louisiana and a Juris Doctorate from Loyola University.

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

Board Nominees

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond our current financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the scope and complexity of accounting issues raised in our financial statements at this stage of our development as a public company.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors. The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct. A copy of our Code of Ethics is incorporated by reference as Exhibit 14 to this annual report on Form 10

KSB. We undertake to provide without charge, upon request, a copy of our Code of Ethics. Requests should be submitted in writing to the attention of our Corporate Secretary at United eSystems, Inc., 15431 O’Neal Road, Gulfport, MS 39503.

Involvement in Certain Legal Proceedings

Jeffrey C. Swank and Paul J. Shovlain (a beneficial owner and former director) were formerly the sole stockholders or members of numerous companies engaged in the lending business in the state of Florida and elsewhere.  The majority of the companies were domiciled in Louisiana and operated under the name “Cash Cow.”  On January 7, 1999, the Florida Department of Banking and Finance filed an administrative complaint and sought a cease and desist order against Jeffrey Swank, Paul Shovlain and Cash Cow, alleging that they engaged in the business of making consumer finance loans without obtaining a license from the Florida Department of Banking and Finance and charged interest rates on such loans in excess of the amount allowed by Florida law.  On December 22, 2000, following several hearings, a cease and desist order was entered and Respondents were ordered to pay a fine.  In addition, Jeffrey Swank and Cash Cow separately filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Florida in 1999.  With respect to Mr. Swank, an Order Confirming the Plan was entered November 27, 2002.  With respect to the Cash Cow entities, an Order of Dismissal was entered on December 5, 2001.

In May 2002, Reid Green filed for protection under Chapter 7 of the federal bankruptcy code in connection with Primelink Systems’, a telecommunications service provider of which he was the Chief Financial Officer, default on substantial financial commitments owed to him.  The bankruptcy was discharged on November 18, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish us with copies of all such reports. Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended December 31, 2006, all filings under Section 16(a) were made on a timely basis, except that Reid Green, our Chief Financial Officer, Treasurer, Corporate Secretary and a director, filed a late Form 4 to report the grant of stock options.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned for the fiscal years ended December 31, 2006 by (1) each person who served as our principal executive officer during fiscal year 2006; (2) our two most highly compensated executive officers, other than our principal executive officer, as of December 31, 2006; and (3) those two individuals, if any, who would have otherwise been in included in item (2) above but for the fact that they were not serving as an executive of ours as of December 31, 2006.

Salary Compensation
Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (3)	Total ($)
Jeffery C. Swank Chief Executive Officer and President	2006	$—	$—	—	$—	—	—	—	$—

Walter Reid Green, Jr. Chief Financial Officer, Treasurer and Corporate Secretary	2006	$75,000	$1,500	—	$0	—	—	—	$76,500
____________________
1.
During the fiscal year ended December 31, 2006, we only had two executive officers, Messrs. Swank and Green. Neither executive officer, nor any employee, earned in excess of $100,000 in total compensation.

2.
Reflects dollar amount expensed by us during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments (options) based on the grant date fair value of the award, and to recognize that cost over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  Mr. Green is the only executive officer who has been granted options. The amount of compensation costs associated with the fair value of stock options granted to Mr. Green is considered immaterial for financial reporting purposes and we have not recognized any compensation expense. For a description of FAS 123R and the assumptions used in determining the value of the options, see the notes to the consolidated financial statements included with this report.

3.
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

For a description of the material terms of any employment agreements with our executive officers, including the terms of any common stock option grants, see the section of this report captioned “Employment Agreements.”

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeffery C. Swank	—		—	—	$—	—	—	—	—	—

Walter Reid Green, Jr.	312,000	-	—	—	$.03	03/30/2010	—	—	—	—
	32,500		—	—	$.03	02/15/2011	—	—	—	—

Employment Agreements

We do not have any employment agreements with any of our named executive officers or employees.

On March 30, 2005, we entered into a one year employment agreement with Reid Green, our Chief Financial Officer, Treasurer and Corporate Secretary.  Under the agreement, Mr. Green received an annual base salary of $75,000, was granted a fully-vested option to purchase 312,000 shares of our common stock at a price of $0.03 per share, and was entitled to any health insurance, life insurance, accident insurance, sick pay, vacation, 401(k) plan, or other plan or benefits afforded to our employees generally or our executive officers specifically. Mr. Green was granted an additional fully-vested option to purchase 32,500 shares of our common stock at a price of $0.03 per share on February 15, 2006. Mr. Green continues to serve as our Chief Financial Officer, Treasurer and Corporate Secretary, however, his employment agreement expired on March 30, 2006.

Director Compensation

Our directors do not currently receive any compensation for serving as directors. However, we may adopt a plan of reasonable compensation for our directors, which may include grants of options.  We reimburse our non-employee directors for all direct expenses incurred by them in attending a Board of Director meeting.

Director Compensation Table

The following table sets forth certain information regarding compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2006:

Name(1)	Fee Earned or Paid in Cash ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Monica B. Haab	—	—	—	—
____________________
(1)
Jeffery C. Swank, our Chief Executive Officer and President, and Reid Green, our Chief Financial Officer, Treasurer and Corporate Secretary, are not included in this table as they are employees and thus receive no compensation for their services as directors. The compensation received by Messrs. Swank and Green as employees is shown in the summary compensation table above.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 29, 2007, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each of our named executive officers, set forth in the summary compensation table, and (4) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 29, 2007. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 18,291,667 shares of common stock outstanding as of March 29, 2007.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Beneficial Owners of More than 5%:
Paul J. Shovlain 15431 O’Neal Road Gulfport, Mississippi 39503	7,657,500	41.9%

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	1,900,000	10.4%

Directors and Executive Officers:
Jeffery C. Swank 15431 O’Neal Road Gulfport, Mississippi 39503	7,657,500	41.9%

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Walter Reid Green, Jr. 15431 O’Neal Gulfport, Mississippi 39503	344,500 (2)	1.8%

Monica B. Haab 334 E. Livingston Place Metairie, Louisiana 70005	80,000	*

All officers and directors as a group (3 persons)	8,082,000	43.4%
________________________
*	Indicates less than 1%.
1.
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

2.	Includes 344,500 shares which Mr. Green has the right to acquire pursuant to the exercise of options.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During 2006, we conducted business with one entity which may be considered a related party. This entity, Payday Cash Advance of Alabama, LLC, was owned by our Chief Executive Officer, Jeff Swank, until August 2006. During 2006 and 2005, business with this entity amounted to approximately 1% and 2%, respectively, of our ACH processing revenue. The fees we charged this entity for our ACH services were based on our normal business practices and established pricing policies and were considered to be arms length in nature.

Director Independence

Jeffery C. Swank, Walter Reid Green, Jr. and Monica B. Haab serve as the members of our Board of Directors. The Board of Directors has not made formal independence determinations with respect to any of our directors, however, the Board does not believe that any of our directors qualify as independent directors pursuant to the rules of any national securities exchange or of an inter-dealer quotation system.

Item 13.     EXHIBITS

(a)	Exhibits:

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed April 23, 2002).
	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed April 23, 2002).
	3.3	First Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Form 10-KSB filed on April 15, 2005).
	3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.4 to our Form 10-QSB filed on August 12, 2005).
10.1
Contribution Agreement between Riverbend Telecom, Inc., Riverbend Holdings, Inc., Leon Nowalsky and the equity owners of United Check Services, LLC, dated July 14, 2004 (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on July 21, 2004).

	10.2	Letter Agreement dated August 5, 2004 (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on August 30, 2004).
10.3
Agreement and Plan of Reorganization between Riverbend Telecom, Inc. and Riverbend Holdings, Inc. dated March 30, 2005 (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on April 4, 2005).

	10.4	Employment agreement for Walter Reid Green, Jr. dated March 30, 2005 (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on April 1, 2005).**
	10.5	Real Estate Lease between Marston Lee and Kathy P. Rogers and United Check Services (incorporated by reference to Exhibit 10.9 to our Form 10-QSB filed on August 12, 2005).
	14	Code of Ethics (incorporated by reference to Exhibit 14 to our Form 10-KSB filed on April 14, 2004).
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________ * Filed Herewith. ** Management contracts and compensatory plans.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by Laporte, Sehrt, Romig and Hand, for the calendar years 2006 and 2005, respectively:

	Fiscal 2006	Fiscal 2005
Audit Fees	$24,000	$29,381
Audit-Related fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$24,000	$29,381

Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2006 and 2005, for the reviews of the financial statements included in our reports on Form 10-QSB during fiscal 2006 and 2005, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

UNITED ESYSTEMS, INC.

Date: March 29, 2007	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffery C. Swank	Chief Executive Officer, President and	March 29, 2007
Jeffery C. Swank	Director (Principal Executive Officer)

/s/ Walter Reid Green, Jr.	Chief Financial Officer, Treasurer,	March 29, 2007
Walter Reid Green, Jr.	Corporate Secretary and Director (Principal Financial Officer)

/s/ Monica B. Haab	Director	March 29, 2007
Monica B. Haab

UNITED ESYSTEMS, INC. AND SUBSIDARY

INDEX TO FINANCIAL STATEMENTS

Page No.
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-17

To the Board of Directors
United eSystems, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of UNITED ESYSTEMS, INC. and its wholly-owned subsidiary, United Check Services, L.L.C., as of December 31, 2006 and 2005, and the related consolidated statements of income and changes in retained earnings, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNITED ESYSTEMS, INC. and its wholly-owned subsidiary, United Check Services, L.L.C. as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company consummated a reverse acquisition with United Check Services, L.L.C. on March 30, 2005. The accompanying consolidated financial statements have been retroactively restated to give effect to this transaction.

/s/ Laporte, Sehrt, Romig & Hand
A Professional Accounting Corporation

Metairie, Louisiana
March 19, 2007

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005

CURRENT ASSETS
Cash and Cash Equivalents	$384,830	$146,296
Restricted Cash	826,647	1,519,235
Certificate of Deposit	-	202,400
Trade Receivables, less allowance of $0 for 2006 and $9,400 for 2005	89,015	21,025
Commissions Receivable	-	207,505
Other Receivables	-	1,040
Prepaid Expenses	2,195	7,257

Total Current Assets	1,302,687	2,104,758

PROPERTY AND EQUIPMENT, NET	66,015	126,969

OTHER ASSETS
Deposits	12,620	32,620

Total Assets	$1,381,322	$2,264,347

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2006	2005

CURRENT LIABILITIES
ACH Settlements Payable	$823,147	$1,514,735
Notes Payable	116,000	136,000
Accounts Payable and Accrued Liabilities	37,402	40,890
Commissions Payable	-	238,150
Customer's Deposit	3,500	4,500

Total Current Liabilities	980,049	1,934,275

Total Liabilities	980,049	1,934,275

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding in 2006 and 2005	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	333,541	262,340

Total Stockholders' Equity	401,273	330,072

Total Liabilities and Stockholders' Equity	$1,381,322	$2,264,347

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005

REVENUES
ACH Processing	$1,159,814	$642,656
Verification Services	77,432	49,452
Commissions	-	43,123
Total Revenues	1,237,246	735,231

COST OF REVENUES	555,649	189,988
Gross Profit	681,597	545,243

EXPENSES
Operating Expenses
Personnel Costs	107,956	111,769
Telephone	27,632	19,438
Travel	12,890	17,594
Other	112,915	109,699

Total Operating Expenses	261,393	258,500

Selling, General and Administrative Expenses
Personnel Costs	74,892	77,019
Legal and Accounting	129,905	56,695
Marketing	35,281	50,189
Other	3,368	1,525

Total Selling, General and Administrative Expenses	243,446	185,428

Total Expenses	504,839	443,928

INCOME FROM OPERATIONS	176,758	101,315

OTHER INCOME (EXPENSE)
Interest Income	3,505	2,400
Interest Expense	(11,730)	(21,012)
Impairment of Long-Lived Assets	(74,178)	-
Total Other (Expense)	(82,403)	(18,612)

NET INCOME BEFORE INCOME TAXES	94,355	82,703
INCOME TAX EXPENSE	23,154	24,411
NET INCOME	$71,201	$58,292
EARNINGS PER SHARE - BASIC	$0.00	$0.00
EARNINGS PER SHARE - DILUTED	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balances at January 1, 2005	$17,362	$-	$204,048	$221,410

Sale of Common Stock	930	49,440	-	50,370

Net Income - Year Ended December 31, 2005	-	-	58,292	58,292

Balances at December 31, 2005	18,292	49,440	262,340	330,072

Net Income - Year Ended December 31, 2006	-	-	71,201	71,201

Balances at December 31, 2006	$18,292	$49,440	$333,541	$401,273

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$71,201	$58,292
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation Expense	38,119	25,314
Increase in Trade Receivables	(67,990)	(21,025)
Decrease (Increase) in Commissions Receivable	207,505	(207,505)
Decrease (Increase) in Other Receivables	1,040	(1,040)
Impairment of Long-Lived Assets	74,178	-
Loss on Disposal of Property and Equipment	-	3,256
(Decrease) Increase in ACH Settlements Payable	(691,588)	1,222,066
Decrease (Increase) in Restricted Cash	692,588	(1,223,567)
Decrease in Accounts Payable and Accrued Liabilities	(3,488)	(6,762)
(Decrease) Increase in Commissions Payable	(238,150)	238,150
Decrease (Increase) in Prepaid Expenses	5,062	(2,953)
(Decrease) Increase in Customers' Deposits	(1,000)	1,000

Net Cash Provided by Operating Activities	87,477	85,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(51,343)	(54,702)
Decrease (Increase) in Deposits	20,000	(13,900)
Redemption of Certificate of Deposit	202,400	-
Increase in Certificate of Deposit	-	(2,400)

Net Cash Provided by (Used in) Investing Activities	171,057	(71,002)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2006	2005

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from Sale of Restricted Stock	$-	$50,370
Principal payments on Notes Payable	(20,000)	(100,000)

Net Cash Used in Financing Activities	(20,000)	(49,630)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	238,534	(35,406)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	146,296	181,702

CASH AND CASH EQUIVALENTS - END OF YEAR	$384,830	$146,296

SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION
Payments for Taxes	$14,033	$-

Payments for Interest	$11,730	$21,012

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily straight-line methods over the estimated useful lives of the related assets, which ranges from three to seven years.

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

ADVERTISING
Advertising costs are charged to operations when incurred. The amount charged to operations for the years ended December 31, 2006 and 2005 totaled $0 and $2,800, respectively.

STATEMENT OF CASH FLOW INFORMATION
For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securities financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain prescribed situations. In addition, this Statement requires that all separately recognized servicing assets and servicing liabilities be measured at fair value, if practicable. The FASB recommends that entities should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, Postretirement Plans. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In June 2006, the FASB issued Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

NOTE C	COMMISSIONS RECEIVABLE/COMMISSIONS PAYABLE

During 2005, United entered into an arrangement whereby it was able to match the clients of an independent sales agent to an independent processor of paper bank drafts. As a result of this arrangement, United receives commissions from the independent processor based on the volume of activity for a processing period; however, under an agreement with the independent sales agent, United forwards approximately 90% of the gross commissions received from the independent processor to the independent sales agent, and United recognizes as revenue only the portion of commissions it retains. At December 31, 2005, United was due $207,505 in gross commissions from the independent processor, and was obligated to forward to the independent sales agent $238,150. The amount of Commissions Payable exceeded the amount of Commissions Receivable at December 31, 2005 due to commissions received by United in December 2005 that had not been forwarded to the independent sales agent as of December 31, 2005. During 2006 United discontinued this activity.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005
Computers and Office Equipment	$44,710	$39,295
Furniture and Fixtures	4,350	4,350
Software	64,168	125,068
Leasehold Improvements	3,826	3,826
Less: Accumulated Depreciation	(51,039)	(45,570)

Property and Equipment, Net	$66,015	$126,969

Depreciation expense charged to operations totaled $38,119 and $25,314 for the years ended December 31, 2006 and 2005, respectively.

During 2004 and 2005, proprietary software was developed for use in the Company’s ACH processing operations. In 2006, management entered into an agreement with an established ACH software provider which enabled the Company to decrease its maintenance, compliance and transactional costs. This new system also automates some of the manual processes that were required of the proprietary system. As a result, management has discontinued its use of the proprietary software and has deemed it to be fully was impaired. An impairment loss equal to its remaining net book value of $74,178 has been recognized in the consolidated statement of income for the year ended December 31, 2006.

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

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000. In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established. The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%. As of December 31, 2006, and December 31, 2005, the outstanding principal balance of these notes was $116,000 and $136,000, respectively.

NOTE G	INCOME TAXES

The provision for income taxes for 2006 and 2005 consists of the following:

	Years Ended December 31,
	2006	2005

Current Tax Expense	$23,154	$24,411
Deferred Tax Expense	-	-

Total Income Tax Expense	$23,154	$24,411

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2006	2005

Computed at the Expected Statutory Rate	$32,080	$28,119
Surtax Exemption	(12,550)	(6,299)
State Income Tax	3,624	2,591

Income Tax Expense	$23,154	$24,411

NOTE H	SALE OF RESTRICTED STOCK

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

On March 30, 2005, the Company entered into a qualified stock option agreement, whereby the Company granted 312,000 options to its CFO. On February 15, 2006, the Company entered into nonqualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO. All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant. The option agreements terminate five years from the date they were granted. No options were exercised in 2006 or in 2005.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions presented below:

	2006	2005
Expected Volatility	16.76%	13.82%
Expected Term	4.0 Years	4.0 Years
Expected Dividends	$0.00	$0.00
Risk Free Rate	4.00%	4.50%
Weighted-Average Grant Date Calculated Value	$.00	$.00

There is no active external or internal market for the Company’s common shares. Thus, it was not possible to estimate the expected volatility of the Company’s share price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historic volatility of the S & P Small Cap Index. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve for the period equal to the expected life of the options.

A summary of option activity as of December 31, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	312,000	$.03
Granted	90,000.03
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2006	402,000	$.03	3.89	$.00
Exercisable at December 31, 2006	402,000	$.03	3.89	$.00

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I	STOCK OPTIONS

During 2006, the Company adopted SFAS No. 123(R), which requires the recognition of compensation expense associated with the fair value of stock options granted. The amount of compensation cost associated with the fair value of stock options granted is considered to be immaterial for financial reporting purposes.

NOTE J	SIGNIFICANT CONCENTRATIONS

RESTRICTED CASH
At December 31, 2006 and 2005, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

MAJOR CUSTOMERS

During 2006, United had transactions with three customers that amounted to approximately 53.8% of the United’s ACH processing revenue. These three customers, The Hemi Group Co., LTD, Smokes-Spirits.com, LLC, and Insight Marketing, LLC. were not affiliated with the Company.

During 2005, United had transactions with three customers that amounted to approximately 76% of United’s ACH Transactions revenue. These three customers, Insight Marketing, LLC, Cash Advance USA, and Cash Advance Now, were not affiliated with the Company.

NOTE K	COMMITMENTS

OPERATING LEASES
On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months. Future minimum lease payments are as follows:

Year	Amount

2007	$25,600
2008	8,800

$34,400

Lease expense for the years ended December 31, 2006 and 2005 amounted to $23,250 and $16,200, respectively.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K	COMMITMENTS (Continued)

ACH PROCESSING AGREEMENT
On August 4, 2006, United entered into an ACH processing agreement that provided for the utilization of an internet based ACH processing system, inclusive of bank and processing fees. The term of the agreement is 60 months, and renewable for successive 12 month periods thereafter. If management elects to terminate this agreement during its initial term without cause, the agreement provides for a liquidation fee equal to the average monthly processing volume at termination times the number of months remaining in the agreement, subject to a maximum of $66,000. Future minimum payments associated with this agreement are as follows:

Year	Amount

2007	$64,000
2008	66,000
2009	66,000
2010	66,000
2011	44,000

$306,000

NOTE L	RELATED PARTY TRANSACTIONS

NOTES PAYABLE

As disclosed in Note F, the Company has notes payable totaling $116,000 at December 31, 2006, and $136,000 at December 31, 2005, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

TRANSACTIONS WITH AFFILIATES

We conducted business with one entity which was considered to be a related party. This entity, Payday Cash Advance of Alabama, LLC, was owned by the Company’s Chief Executive Officer, Jeff Swank, until August 2006. During 2006 and 2005, business with this entity amounted to approximately 1% and 2%, respectively, of our ACH processing revenue The fees we charged this entity for our ACH services were based on our normal business practices and established pricing policies and were considered to be arms length in nature.

NOTE M	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 and 17,361,667 for 2006 and 2005, respectively. Options to purchase 402,000 shares at $.03 per share were outstanding during 2006, and 312,000 shares during 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$384,830	$384,830	$146,296	$146,296
Restricted Cash	826,647	826,647	1,519,235	1,519,235
Certificate of Deposit	-	-	202,400	202,400
Financial Liabilities
Notes Payable	$116,000	$116,000	$136,000	$136,000

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