Form 10QSB
period 2007-03-31
United eSystems, Inc.
filed 2007-05-14
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes          No    X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,291,667 shares as of May 14, 2007

Transitional Small Business Disclosure Format (check one):

Yes          No    X

UNITED ESYSTEMS, INC.
FORM 10-QSB
March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$300,522	$384,830
Restricted Cash	801,416	826,647
Trade Receivables (net)	81,956	89,015
Prepaid Expenses and Other Assets	11,076	2,195

Total Current Assets	1,194,970	1,302,687

PROPERTY, PLANT AND EQUIPMENT, Net	64,919	66,015

OTHER ASSETS
Deposits	62,620	12,620

	$1,322,509	$1,381,322

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$796,916	$823,147
Notes Payable	100,000	116,000
Accounts Payable and Accrued Liabilities	16,850	37,402
Customer Deposits	4,500	3,500
Total Current Liabilities	918,266	980,049

Total Liabilities	918,266	980,049

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding at March 31, 2007, and December 31, 2006	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	336,511	333,541
Total Stockholders’ Equity	404,243	401,273
	$1,322,509	$1,381,322
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March31,
	2007	2006

REVENUES	$304,107	$113,889

COST OF REVENUES	181,935	50,472
Gross Profit	122,172	63,417

EXPENSES
Operating Expenses
Personnel Costs	25,055	22,555
Travel	6,812	4,848
Other	28,746	28,159
Total Operating Expenses	60,613	55,562

Selling, General and Administrative Expenses
Personnel Costs	28,789	16,731
Legal and Accounting	11,820	9,972
Other	14,332	11,967
Total Selling, General and Administrative Expenses	54,941	38,670
Total Expenses	$115,554	$94,232

INCOME (LOSS) FROM OPERATIONS	$6,618	$(30,815)

OTHER INCOME (EXPENSE):
Interest Expense	(2,633)	(3,029)

NET INCOME (LOSS) BEFORE INCOME TAXES	3,985	(33,844)

INCOME TAX (EXPENSE) BENEFIT	(1,015)	10,477

NET INCOME (LOSS)	$2,970	$(23,367)

NET INCOME (LOSS) PER SHARE	$.00	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,291,667	18,291,667

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,970	$(23,367)
Adjustments to Reconcile Net (Loss) Income to Net
Cash (Used in) Provided by Operating Activities
Depreciation and Amortization	6,496	6,938
Decrease (Increase) in Trade Receivables	7,059	(1,125)
(Increase) in Prepaid Expenses	(8,881)	(11,227)
Decrease in Commissions Receivable	--	207,505
Decrease in Restricted Cash	25,231	1,015,852
(Decrease) Increase in ACH Settlements Payable	(26,231)	(1,015,852)
(Decrease) in Accounts Payable and Accrued Liabilities	(20,552)	(15,025)
(Decrease) in Commissions Payable	--	(238,150)
Increase in Customer Deposits	1,000	--
Net Cash (Used in) Provided by Operating Activities	(12,908)	(74,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Deposits	(50,000)	--
Acquisition of property, plant, and equipment	(5,400)	--
Net Cash Used in Investing Activities	(55,400)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable	(16,000)	(20,000)
Net Cash Used in Financing Activities	(16,000)	(20,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,308)	(94,451)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	384,830	146,296
CASH AND CASH EQUIVALENTS - END OF PERIOD	$300,522	$51,845

SUPPLEMENTAL DISCLOSURES
Cash paid During the Period for Interest	$2,633	$3,029
Cash paid During the Period for Taxes	$19,000	$13,770

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

NOTE C	RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions. The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE D	NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000. In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established. The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%. As of March 31, 2007, and December 31, 2006, the outstanding principal balance of these notes was $100,000 and $116,000, respectively.

NOTE E	STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO. On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO. All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant. The option agreements terminate five years from the date they were granted. No options were exercised in 2007 or in 2006.

NOTE F	SIGNIFICANT CONCENTRATIONS

RESTRICTED CASH At March 31, 2007 and December 31, 2006, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

MAJOR CUSTOMERS
During the three months ended March 31, 2007, United had transactions with three customers that amounted to approximately 65% of the United’s ACH processing revenue. None of these customers were affiliated with the Company through common ownership.

NOTE G	COMMITMENTS

OPERATING LEASES On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months.

NOTE H	RELATED PARTY TRANSACTIONS

As disclosed in Note D, the Company has notes payable totaling $100,000 at March 31, 2007, and $116,000 at December 31, 2006, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE I	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 for the three months ended March 31, 2007 and 2006. Options to purchase 402,000 shares at $.03 per share were outstanding during the three months ended March 31, 2007, and 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

Item 2.
UNITED ESYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

In this quarterly report on Form 10-QSB, we use the terms “Company,” “we,” “us” and “our” to refer to United eSystems, Inc. and its wholly owned subsidiary, United Check Services, LLC (“United”). We refer to our $.001 par value common stock as our common stock.

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

Executive Summary

United eSystems, Inc. is an automated clearing house (“ACH”) service provider, engaged in the business of handling automated bank transactions. Also known as an ACH processor, we cater mostly to customers engaged in businesses that require significant volumes of electronic transactions. Such services include direct deposit payroll service, check clearing services, automatic direct debit services, and other electronic payment services.

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

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position. This section should be read in conjunction with the financial statements and related notes include in this Form 10-QSB, and in conjunction with our Form 10-KSB previously filed for the year ended December 31, 2006.

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006.

Our revenue is mostly generated by providing Automated Clearing House (ACH) processing services for business customers. We also provide electronic account verification services. The majority of our customers utilize our services to collect their gross receipts or accounts receivable electronically. However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, and intercompany transfers. We recognize revenue upon completion of the service being provided.

Cost of revenues include the costs incurred in conjunction with the items processed. These costs include the direct transactional costs incurred for ACH processing and account verification services, plus the direct costs associated with client activation and the utilization of our ACH processing software.

For the three months ended March 31, 2007, revenues were $304,107, compared to $113,889 for the three months ended March 31, 2006, representing an increase of $190,218, or approximately 167%. Such increases are mostly related to the increased volume of ACH transactions we processed during the first quarter of 2007 compared to the first quarter of 2006.

For the three months ended March 31, 2007, cost of revenues was $181,935, compared to $50,472 for the three months ended March 31, 2006, representing an increase of $131,463, or approximately 260%. The increase in cost of revenues in the current quarter reflects a higher volume of ACH transactions processed at more competitive pricing in the current quarter, together with the utilization of independent sales organizations (ISO’s) compared to the same quarter in the prior year. During 2006, and continuing in 2007, we obtained a greater portion of our business through the use of ISO’s which provide completed merchant applications and receive commissions based upon the actual fees we generate from these accounts. As a result, our direct processing costs have increased as a percentage of revenues compared to the same period in the prior year.

For the three months ended March 31, 2007, the Company’s gross profit was $122,172, compared to $63,417 for the three months ended March 31, 2006, representing an increase of $58,755, or approximately 93%. The increase in gross profit is mostly attributable to the increase in our volume of revenues, partially offset by a reduction in margins that resulted from the increases in our cost of revenues as previously described.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our ACH processing operations. For the three months ended March 31, 2007, operating expenses were $60,613, compared to $55,562 for the three months ended March 31, 2006, representing an increase of $5,051, or approximately 9%. Such increases in operating costs related mostly to personnel costs of $2,500, and travel costs of $1,964. These variances reflect the increase in our operating staff to facilitate the greater volume of business we conduct, as well as increases in travel costs associated with our efforts to enhance our processing software systems.

For the three months ended March 31, 2007, our selling, general, and administrative expenses were $54,941, compared to $38,670 for the three months ended March 31, 2006, representing an increase of $16,271, or approximately 42%. This increase is mostly due to increases in marketing expenses of $2,000, personnel costs of $12,058, and legal and accounting cost of $1,848. The increase in marketing expenses reflect increased costs for our internet marketing during the current quarter compared to the same period a year ago. The increase in personnel costs reflect the addition of sales personnel during the current quarter compared to first quarter of 2006. The increase in legal and accounting represents the remainder of certain legal costs associated with finalizing our legal settlement with Community Loans of America, as described in legal proceedings in our Form 10-KSB for the year ended December 31, 2006.

We produced a net profit for the three months ended March 31, 2007 of $2,970 compared to a net loss of $23,367 for the three months ended March 31, 2006, representing an increase of $26,337. The increase in net income is mostly attributable to the improvements in our revenues resulting from increases in our volume of business in the current quarter compared to the same period in the prior year. The improvements in revenues were partially offset by increases in cost of revenues and administrative expenses as previously described.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash used in operating activities for the three months ended March 31, 2007, was $12,908, compared to $74,451 for the three months ended March 31, 2006, or a decrease of $61,543. This improvement is mostly due to the increase in net income of $26,337, together with various adjustments necessary to reconcile net income to net cash used in operations for each of the respective periods reported.

For the three months ended March 31, 2007, adjustments increasing our net income of $2,970 included the decrease in trade receivables of $7,059, offset by adjustments that decreased our net income, such as the increase in prepaid expenses of $8,881 and the decrease in accounts payable and accrued liabilities of $20,552. The increase in net income was mostly attributable to increases in the volume of business we conducted compared to the same period in the prior year, as previously described. The increase in prepaid expenses relate mostly to prepaid insurance. The reductions in accounts payable and accrued liabilities relate mostly to payments for income taxes.

For the three months ended March 31, 2006, adjustments that further increased our net loss of $23,367 included an increase in prepaid expenses of $11,227, a decrease in accounts payable and accrued liabilities of $15,025, and the net effect of $30,645 resulting from a decrease of $238,150 in commissions payable partially offset by a decrease of $207,505 in commissions payable. The increases to prepaid expenses related mostly to association dues. The reduction in accounts payable and accrued liabilities was related to a change in the way we paid some of our vendors which reduced turnaround time with these payments. The net effect of the commissions receivable and payable also related to certain timing differences at the end of the prior year between the receipt of gross commissions and the remittance of them to sales representatives related to certain referral fee programs that were discontinued early in 2006.

Net cash used in investing activities was $55,400 for the three months ended March 31, 2007, and $0 for the three months ended March 31, 2006. This represents increases in ACH processing reserve deposits of $50,000 we placed with one of our processing vendors to secure increased daily ACH processing limits. We also invested $5,400 for ACH software to improve our ability to process certain types of ACH transactions, which increased our property, plant, and equipment in the current quarter.

Net cash used in financing activities was $16,000 for the three months ended March 31, 2007, compared to $20,000 for the three months ended March 31, 2006, representing the repayment of principal amounts on notes payable to the majority shareholders.

As described in Note A of our financial statements included in this report, and in our Form 10-KSB for the year ended December 31, 2006, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations. On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000. In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution. The amount of the distribution was combined with the amount of advances due to the members of $100,000, and notes payable due to the members, and now our principal shareholders, for the total amount of $256,000 were established. The notes require monthly interest-only payments at an annual percentage rate of 10% and are due on demand. As of March 31, 2007, and December 31, 2006, the principal balance of these notes was $100,000 and $116,000 respectively. Interest paid for the three months ended March 31, 2007, of $2,633, relates to these notes payable.

To date we have financed our capital expenditure needs from cash flows generated from our operations. At this time, we believe we have sufficient operations and existing non-restricted cash to fund our needs for at least the next twelve months.

Our future expansion is planned from two sources. First, we plan to continue to expand our use of independent sales organizations (ISO’s) to assist in the growth of our ACH and verification service business. While there are costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities. We have and plan to continue to structure our sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services. During the quarter ended March 31, 2007, we retained the services of a sales account manager to begin overseeing our ISO programs and to develop new methods of obtaining ACH service business. Although this expenditure did have an impact on our operating results, we were able to fund this internally and still maintain profitable operations. Accordingly, we believe we can continue to expand these sales activities from our internally generated cash flow.

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings. Going forward, we expect our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity. At this time, however, we have no understanding, arrangement or agreement to make any acquisitions.

As disclosed in Note F of our financial statements included with this report, we have disclosed certain concentrations with significant customers, indicating that we had three customers accounting for approximately 65% of our ACH revenue for the three months ended March 31, 2007. None of these customers were affiliated to us through common ownership. During the quarter ended March 31, 2006, we had transactions with one customer that amounted to approximately 29% of our total revenue. We plan to continue to reduce our concentrations with significant customers through our marketing efforts as previously described.

Inflation

Inflation has not had a material effect on our operations in the past. At the present time there is a substantial doubt that such conditions will adversely affect us for the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-QSB, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNITED ESYSTEMS, INC.

Date: May 14, 2007	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2007	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)