Form 10QSB
period 2007-06-30
United eSystems, Inc.
filed 2007-08-14
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

  Yes ____  No __X_

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,291,667 shares as of August 10, 2007.

       Transitional Small Business Disclosure Format (check one):

Yes          No    X

UNITED ESYSTEMS, INC.
FORM 10-QSB
June 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and Cash Equivalents	$281,308	$384,830
Restricted Cash	805,952	826,647
Trade Receivables (net)	60,102	89,015
Prepaid Expenses and Other Assets	7,876	2,195

Total Current Assets	1,155,238	1,302,687

PROPERTY, PLANT AND EQUIPMENT, Net	77,871	66,015

OTHER ASSETS
Deposits	62,620	12,620

	$1,295,729	$1,381,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$801,452	$823,147
Notes Payable	70,000	116,000
Accounts Payable and Accrued Liabilities	10,456	37,402
Customer Deposits	4,500	3,500
Total Current Liabilities	886,408	980,049

Total Liabilities	886,408	980,049

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding at June 30, 2007, and December 31, 2006	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	341,589	333,541
Total Stockholders’ Equity	409,321	401,273
	$1,295,729	$1,381,322
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$332,657	$273,454	$636,764	$387,342

Cost of Revenues	195,929	135,675	377,890	186,146

Gross Profit	136,728	137,779	258,873	201,196

Expenses:
Operating
Personnel costs	33,273	29,165	58,328	51,720
Travel	2,666	2,461	9,478	7,309
Other	25,711	28,909	53,862	56,940
Total Operating Expenses	61,650	60,535	121,668	115,969

Selling, General & Administrative
Personnel costs	18,762	18,750	47,551	35,481
Legal and accounting	19,085	40,374	30,905	50,346
Other	14,390	7,455	29,290	19,550
Total Selling, General & Administrative	52,237	66,579	107,746	105,377

Total Expenses	113,887	127,114	229,414	221,346

Income (Loss) from operations	$22,841	$10,665	$29,459	$(20,150)

Other Income (expense):
Interest Income	--	3,505	--	3,505
Interest Expense	(1,931)	(2,900)	(4,564)	(5,929)
Other Expense	(14,500)	--	(14,500)	--

Net Income before income taxes	6,410	11,270	10,395	(22,574)

Income tax expense (benefit)	1,331	3,832	2,346	(6,645)

Net Income (Loss)	$5,079	$7,438	$8,049	$(15,929)

Net Income (Loss) per Share	$.01	$.01	$.01	$(.01)

Weighted Average Common Shares Outstanding	18,291,667	18,291,667	18,291,667	18,291,667

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,049	$(15,929)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used In) Operating Activities
Depreciation and Amortization	13,386	16,203
Decrease (Increase) in Trade Receivables	28,913	(30,268)
Increase in Prepaid Expenses and Other Assets	(5,681)	(4,392)
Decrease in Commissions Receivable	--	207,505
Decrease in Other Receivables	--	414
Decrease in Restricted Cash	20,695	495,291
Decrease in ACH Settlements Payable	(21,695)	(495,291)
Decrease in Accounts Payable and Accrued Liabilities	(26,946)	(2,671)
Decrease in Commissions Payable	--	(238,150)
Increase in Customer Deposits	1,000	--
Net Cash Provided by (Used in) Operating Activities	17,721	(67,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(25,243)	(8,505)
Redemption of Certificate of Deposit	--	202,400
(Increase) Decrease in Deposits	(50,000)	8,077
Net Cash (Used in) Provided by Investing Activities	(75,243)	201,972

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable	(46,000)	(20,000)
Net Cash Used in Financing Activities	(46,000)	(20,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(103,522)	114,684

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	384,830	146,296
CASH AND CASH EQUIVALENTS – END OF PERIOD	$281,308	$260,980

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$4,564	$5,929
Cash Paid During the Period for Income Taxes	$25,822	$--

The accompanying notes are an integral part of these financial statements.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C	RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE D	NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%.  As of June 30, 2007, and December 31, 2006, the outstanding principal balance of these notes was $70,000 and $116,000, respectively.

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

RESTRICTED CASH At June 30, 2007 and December 31, 2006, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

MAJOR CUSTOMERS
During the three months ended June 30, 2007, United had transactions with three customers that generated revenue exceeding 10% of the Company’s gross revenues.  Revenue from these three customers was 22.1%, 21.3%, and 21.2% respectively.  For the six months ended June 30, the Company had transactions with three customers that generated revenue exceeding 10% of the Company’s gross revenues.  Revenue from these three customers was 21.3%, 22.1%, and 21.2% respectively.  None of these customers were affiliated with the Company through common ownership.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G	COMMITMENTS

OPERATING LEASES On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months.

NOTE H	RELATED PARTY TRANSACTIONS

As disclosed in Note D, the Company has notes payable totaling $70,000 at June 30, 2007, and $116,000 at December 31, 2006, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE I	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 for the six months ended June 30, 2007 and 2006.  Options to purchase 402,000 shares at $.03 per share were outstanding during the six months ended June 30, 2007, and 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

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

Three Months and Six Months Ended June 30, 2007 compared to the Three Months and Six Months Ended June 30, 2006

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

For the three months ended June 30, 2007, revenues were $332,657, compare to $273,454 for the three months ended June 30, 2006, representing an increase of $59,203, or approximately 21.6%.  For the six months ended June 30, 2007, revenues were $636,764, compared to $387,342 for the six months ended June 30, 2006, representing an increase of $249,422, or approximately 64.4%.  Such increases are primarily related to the addition of new customers obtained primarily from independent sales representatives.

Cost of revenues includes the costs incurred in conjunction with the items processed.  These costs include the direct transactional costs incurred for ACH processing and account verification services, plus the direct costs associated with client activation and the utilization of our ACH processing software.

For the three months ended June 30, 2007, cost of revenues was $195,929, compared to $135,675 for the three months ended June 30, 2006, representing an increase of $60,254, or approximately 44.4%.  For the six months ended June 30, 2007, cost of revenues was $377,890, compared to $186,146 for the six months ended June 30, 2006, representing an increase of $191,744, or approximately 103%.  The overall increase in cost of revenues is mostly attributable to the increase in revenues as previously described.  During the current year we increased our utilization of commissioned sales agents, and began utilizing third party services to supplement our underwriting.

The increase in cost of revenues in the current quarter and the six months ended June 30, 2007, reflects a higher volume of ACH transactions processed at more competitive pricing, together with the utilization of independent sales organizations (ISO’s) compared to the same quarter in the prior year.  During 2006, and continuing in 2007, we obtained a greater portion of our business through the use of ISO’s which provide completed merchant applications and receive commissions based upon the actual fees we generate from these accounts.  As a result, our direct processing costs have increased as a percentage of revenues compared to the same periods in the prior year.

For the three months ended June 30, 2007, gross profit was $136,728, compared to $137,779 for the three months ended June 30, 2006, representing an decrease of $1,051, or approximately 1%.  For the six months ended June 30, 2007, gross profit was $258,873, compared to $201,196 for the six months ended June 30, 2006, representing an increase of $57,677, or approximately 28.7%.  The decrease in gross profits for the three months ended June 30, 2007, is immaterial and reflects marginal differences between our operations for the current quarter compared to the same period in the prior year.  The increase in gross profits for the six months ended June 30, 2007, is attributable to producing a greater volume of business, but at a reduced gross margin compared to the same period in the prior year.  We began increasing our utilization of ISO’s in 2006 during a time when we were also reducing pricing to several existing accounts in order to remain competitive.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.  For the three months ended June 30, 2007, operating expenses were $61,650, compared to $60,535 for the three months ended June 30, 2006, representing an increase of $1,115, or approximately 1.8%.  Such increases related mostly to increases in personnel costs of $4,108 and travel of $205, partially offset by reductions in other operating expenses of $3,198.  The reductions in other operating costs consists primarily of decreases in computer expenses of $1,589, dues of $385, insurance of $590, and rental expenses of $600.  Increases in operating personnel and travel costs reflect the greater volume of business we conducted in the current period compared to same period in the prior year.  We reduced our computer expenses in conjunction with upgrades to our workstations and our file server system which required less repairs and maintenance.  We discontinued membership in certain trade associations which are now handled by our ISO’s, and reduced rental costs associated with moving our remote hosted file servers from New Orleans, Louisiana to Atlanta, Georgia.

For the six months ended June 30, 2007, operating expenses were $121,668, compared to $115,969 for the six months ended June 30, 2006, representing an increase of $5,699, or approximately 4.9%.  This increase reflects the increase in our operating staff and increased occupancy costs associated with our processing facility, partially offset by reductions in computer expenses and certain non-recurring bank fees that occurred in same quarter in the prior year.

For the three months ended June 30, 2007, the Company’s selling, general, and administrative expenses were $52,237, compared to $66,579 for the three months ended June 30, 2006, representing a decrease of $14,342, or approximately 21%.  This decrease is mostly due to reductions in legal and accounting of $21,289, partially offset by increases in other expenses of $6,935. We incurred greater legal costs during the three months ended June 30, 2006, in conjunction with our prior litigation with Community Loans of America, which is discussed in more detail in our Form 10-KSB for the year ended December 31, 2006.  The $6,935 increase in other expenses relate primarily to advertising expenses of $3,920 and marketing expenses of $3,200.  During the current quarter we began advertising in certain trade publications which are subscribed to by ISO’s.  During the second quarter in the prior year, we had a temporary reduction in our internet marketing service which reduced these costs compared to the current quarter.

For the six months ended June 30, 2007, the Company’s selling, general, and administrative expenses were $107,746, compared to $105,377 for the six months ended June 30, 2006, representing an increase of $2,369, or approximately 2.2%.  This increase is primarily due to the increase in personnel costs of $12,070, and other expenses of $9,740, partially offset by reductions in legal and accounting expenses of $19,441.  Our personnel costs increased during the first quarter of 2007 compared to the prior year quarter related to certain marketing personnel we hired and then dismissed during the second quarter of 2007.  The $9,740 increase in other expenses related mostly to increases in advertising of $4,489 and marketing of $5,200, as described earlier with respect to variances during the three months ended June 30, 2007.  The reductions of $19,441 in legal and accounting expenses were attributable to higher costs in the prior year associated with our litigation against Community Loans of America as previously described.

Other expense for both the three and six months ended June 30, 2007, consists of the cost of uncollected returned ACH transactions previously paid to one of our customers that discontinued operations and for which we are unable to collect.  Such reductions to net income occur infrequently and in our opinion are not of a normal recurring nature.  Taking this into account, our net operating results actually improved for the three months and the six months ended June 30, 2007, compared to the same periods in the prior year.  As previously described, the improvement in these results is mostly attributable to increases in the volume of business we conduct through the increased utilization of ISO’s compared to the prior year.

Net income for the three months ended June 30, 2007, was $5,079 compared to $7,438 for the three months ended June 30, 2006, representing a decrease of $2,359, or approximately 31.7%.  For the six months ended June 30, 2007, our net income was $8,049 compared to a net loss of $15,929 for the six months ended June 30, 2006, representing an increase of $23,978.  The improvement in these results is mostly attributable to increases in the volume of business we conduct through the increased utilization of ISO’s compared to the prior year.

Liquidity and Capital Resources

Per the Company’s Consolidated Statements of Cash Flows, net cash provided by operating activities for the six months ended June 30, 2007, was $17,721, compared to net cash used in operating activities of $67,288 for the six months ended June 30, 2006, or an increase of $85,009.  This increase is mostly due to the increase in net income of $23,978, together with various adjustments necessary to reconcile net income to net cash used in operations for each of the respective periods reported.

For the six months ended June 30, 2007, adjustments increasing our net income of $8,049 included the decrease in trade receivables of $28,913, offset by adjustments that decreased our net income, such as the increase in prepaid expenses of $5,681 and the decrease in accounts payable and accrued liabilities of $26,946.  The increase in net income was mostly attributable to increases in the volume of business we conducted compared to the same period in the prior year, as previously described.  The increase in prepaid expenses relate mostly to prepaid insurance.  The reductions in accounts payable and accrued liabilities relate mostly to payments for income taxes.

For the six months ended June 30, 2007, adjustments that further increased our net loss of $15,929 included an increase in trade receivables of $30,268, an increase in other assets of $4,392, a decrease in accounts payable and accrued liabilities of $2,671, and the net effect of $30,645 resulting from a decrease of $238,150 in commissions payable partially offset by a decrease of $207,505 in commissions receivable.  The increases to prepaid expenses related mostly to association dues.  The reduction in accounts payable and accrued liabilities was related to a change in the way we paid some of our vendors which reduced turnaround time with these payments.  The net effect of the commissions receivable and payable also related to certain timing differences at the end of the prior year between the receipt of gross commissions and the remittance of them to sales representatives related to certain referral fee programs that were discontinued early in 2006.

Net Cash used in investing activities was $75,243 for the six months ended June 30, 2007, compared to cash provided by investing activities of $201,972 for the six months ended June 30, 2006.  Cash used in investing activities for the six months ended June 30, 2007, consisted primarily of cash used in the acquisition of property and equipment and increases in deposits we placed on hand with one of our processing banks to secure higher volumes of ACH processing services.  Cash provided by investing activities for the six months ended June 30, 2006, consisted primarily of proceeds from the redemption of a certificate of deposit.

Net Cash used in financing activities was $46,000 for the six months ended June 30, 2007, compared $20,000 for the six months ended June 30, 2006, representing an increase of $26,000 in principal payments made on notes payable to the majority shareholders.

As described in Note A of our financial statements included in this report, and in our Form 10-KSB for the year ended December 31, 2006, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000.  In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the members of $100,000, and notes payable due to the members, and now our principal shareholders, for the total amount of $256,000 were established.  The notes require monthly interest-only payments at an annual percentage rate of 10% and are due on demand.  As of June 30, 2007, and December 31, 2006, the principal balance of these notes was $70,000 and $116,000, respectively.  Interest paid for the six months ended June 30, 2007, and June 30, 2006, of $4,564 and $5,929 respectively, relate to these notes payable.

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

Our future expansion is planned from two sources.  First, we plan to continue to expand our use of independent sales organizations (ISO’s) to assist in the growth of our ACH and verification service business.  While there are costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities.  We have and plan to continue to structure our sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services.  During the quarter ended March 31, 2007, we retained the services of a sales account manager to begin overseeing our ISO programs and to develop new methods of obtaining ACH service business.  This manager did not meet our expectations and was terminated during the quarter ended June 30, 2007.  Although this expenditure did have a negative impact on our operating results, we were able to fund this internally and still maintain profitable operations.  Accordingly, we believe we can continue to expand our sales activities from our internally generated cash flow.

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

As disclosed in Note F of our financial statements included with this report, we have disclosed certain concentrations with significant customers.  During the three months ended June 30, 2007, we had transactions with three customers that generated revenue exceeding 10% of our gross revenues.  Revenue from these three customers was 22.1%, 21.3%, and 21.2% respectively.  For the six months ended June 30, 2007, the Company had transactions with three customers that generated revenue exceeding 10% of the Company’s gross revenues.  Revenue from these three customers was 21.3%, 22.1%, and 21.2% respectively.  None of these customers were affiliated with the Company through common ownership.

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

(b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNITED ESYSTEMS, INC.

Date: August 14, 2007	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)