Form 10QSB
period 2007-09-30
United eSystems, Inc.
filed 2007-11-13
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

  Yes ____  No    X
APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,291,667 shares as of November 13, 2007.

       Transitional Small Business Disclosure Format (check one):

Yes          No    X

UNITED ESYSTEMS, INC.
FORM 10-QSB
September 30, 2007

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$297,437	$384,830
Restricted Cash	684,275	826,647
Trade Receivables (net)	65,585	89,015
Prepaid Expenses and Other Assets	8,661	2,195

Total Current Assets	1,055,958	1,302,687

PROPERTY, PLANT AND EQUIPMENT, Net	65,667	66,015

OTHER ASSETS
Deposits	62,620	12,620

	$1,184,245	$1,381,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$679,775	$823,147
Notes Payable	70,000	116,000
Accounts Payable and Accrued Liabilities	8,561	37,402
Customer Deposits	4,500	3,500
Total Current Liabilities	762,836	980,049

Total Liabilities	762,836	980,049

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding at September 30, 2007, and December 31, 2006	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	353,677	333,541
Total Stockholders’ Equity	421,409	401,273
	$1,184,245	$1,381,322
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$297,603	$333,961	$934,366	$721,303

Cost of Revenues	188,537	178,314	566,427	364,460

Gross Profit	109,066	155,647	367,939	356,843

Expenses:
Operating
Personnel costs	32,520	27,595	90,848	79,315
Travel	2,083	2,993	11,561	10,302
Other	28,052	36,754	96,413	93,694
Total Operating Expenses	62,655	67,342	198,822	183,311

Selling, General & Administrative
Personnel costs	18,750	18,750	66,301	54,231
Legal and accounting	3,660	21,114	34,565	71,460
Other	7,858	10,297	37,148	29,847
Total Selling, General & Administrative	30,268	50,161	138,014	155,538

Total Expenses	92,923	117,503	336,836	338,849

Income from operations	16,143	38,144	31,103	$17,994

Other Income (expense):
Interest Income	--	--	--	3,505
Interest Expense	(1,750)	(2,417)	(6,315)	(8,346)

Net Income before income taxes	14,393	35,727	24,788	13,153

Income tax expense	2,305	6,510	4,651	2,529

Net Income	$12,088	$29,217	$20,137	$10,624

Net Income per Share	$.01	$.01	$.01	$.01

Weighted Average Common Shares Outstanding	18,291,667	18,291,667	18,291,667	18,291,667

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,137	$10,624
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used In) Operating Activities
Depreciation and Amortization	20,836	26,158
Decrease (Increase) in Trade Receivables	23,430	(53,907)
(Increase) Decrease in Other Assets	(6,466)	4,753
Decrease in Commissions Receivable	--	207,505
Decrease in Other Receivables	--	414
Decrease in Restricted Cash	142,372	784,492
Decrease in ACH Settlements Payable	(143,372)	(784,492)
Decrease in Accounts Payable and Accrued Liabilities	(28,841)	(30,398)
Decrease in Commissions Payable	--	(238,150)
Increase in Customer Deposits	1,000	--
Net Cash Provided by (Used in) Operating Activities	29,096	(73,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(20,489)	(45,381)
Redemption of Certificate of Deposit	--	202,400
(Increase) Decrease in Deposits	(50,000)	8,077
Net Cash (Used in) Provided by Investing Activities	(70,489)	165,096

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of restricted stock	--	--
Principal paid on notes payable	(46,000)	(20,000)
Net Cash Used in Financing Activities	(46,000)	(20,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,393)	72,095

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	384,830	146,296
CASH AND CASH EQUIVALENTS – END OF PERIOD	$297,437	$218,391

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$6,315	$8,346

The accompanying notes are an integral part of these financial statements.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%.  As of September 30, 2007, and December 31, 2006, the outstanding principal balance of these notes was $70,000 and $116,000, respectively.

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

RESTRICTED CASH At September 30, 2007 and December 31, 2006, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

MAJOR CUSTOMERS
During the three months ended September 30, 2007, the Company had transactions with three customers that generated revenue exceeding 10% of the Company’s gross revenues.  Revenue from these three customers was 25.1%, 29.4%, and 18.3% respectively.  For the nine months ended September 30, 2007, the Company had transactions with three customers that generated revenue exceeding 10% of the Company’s gross revenues.  Revenue from these three customers was 22.4%, 24.4%, and 20.4% respectively.  None of these customers were affiliated with the Company through common ownership.

UNITED ESYTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G	COMMITMENTS

OPERATING LEASES On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months.

NOTE H	RELATED PARTY TRANSACTIONS

As disclosed in Note D, the Company has notes payable totaling $70,000 at September 30, 2007, and $116,000 at December 31, 2006, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE I	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 for the nine months ended September 30, 2007 and 2006.  Options to purchase 402,000 shares at $.03 per share were outstanding during the nine months ended September 30, 2007, and 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

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

Three Months and Nine Months Ended September 30, 2007 compared to the Three Months and Nine Months Ended September 30, 2006

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

For the three months ended September 30, 2007, revenues were $297,603, compared to $333,961 for the three months ended September 30, 2006, representing a decrease of $36,358, or approximately 10.9% For the nine months ended September 30, 2007, revenues were $934,366, compared to $721,303 for the nine months ended September 30, 2006, representing an increase of $213,064, or approximately 29.5%.  During the current quarter one of our customers elected to change the way it collected its revenues and discontinued the use of our services.  For the nine months ended September 30, 2007, the increases in our revenues were primarily related to the addition of new customers obtained primarily from independent sales representatives during the first six months of the current year.

Cost of revenues includes the costs incurred in conjunction with the items processed.  These costs include the direct transactional costs incurred with our clearing banks for ACH processing, plus the direct costs associated with the utilization of our ACH processing software.

For the three months ended September 30, 2007, cost of revenues was $188,537, compared to $178,314 for the three months ended September 30, 2006, representing an increase of $10,223, or approximately 5.7%.  For the nine months ended September 30, 2007, cost of revenues was $566,427, compared to $364,460 for the nine months ended September 30, 2006, representing an increase of $201,967, or approximately 55.4%.

The increase in cost of revenues in the current quarter and the nine months ended September 30, 2007, reflects a higher volume of ACH transactions processed at more competitive pricing, together with the utilization of independent sales organizations (ISO’s) compared to the same quarter in the prior year.  During 2006, and continuing in 2007, we obtained a greater portion of our business through the use of ISO’s which provide completed merchant applications and receive commissions based upon the actual fees we generate from these accounts.  During the current year we also increased the utilization of third party services to supplement our underwriting procedures for new customers.  As a result, our direct processing costs have increased as a percentage of revenues compared to the same periods in the prior year.

For the three months ended September 30, 2007, the Company’s gross profit was $109,066, compared to $155,647 for the three months ended September 30, 2006, representing a decrease of $46,581, or approximately 29.9%.  For the nine months ended September 30, 2007, the Company’s gross profit was $367,939, compared to $356,843 for the nine months ended September 30, 2006, representing an increase of $11,096, or approximately 3.1%.  The decrease in gross profits for the three months ended September 30, 2007, is mostly related to the loss of business from one of our customers as previously described, together with the overall decreases in margins resulting from increasing our volume of business at more competitive prices compared to the three months ended September 30, 2006.  The increase in gross profits for the nine months ended September 30, 2007, is attributable to producing a greater volume of business, but at a reduced gross margin compared to the same periods in the prior year.  We began increasing our utilization of ISO’s in 2006 during a time when we were also reducing pricing to several existing accounts in order to remain competitive.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s ACH processing operations.

For the three months ended September 30, 2007, operating expenses were $62,655, compared to $67,342 for the three months ended September 30, 2006, representing a decrease of $4,687, or approximately 7.0%.  Such decreases related mostly to reductions in association dues of $2,720, insurance expenses of $1,181, computer software expenses of $921, maintenance expenses of $1,096, office expenses of $733, telephone expenses of $2,960, and travel expenses of $910, partially offset by increases in lease expenses of $600 and operating personnel costs of $4,925.  We reduced association dues by discontinuing memberships in certain trade groups which are now handled by our ISO’s.  We reduced computer software and maintenance expenses in conjunction with upgrades to our workstations and file server system which required less repairs and maintenance.  We reduced office, telephone, and travel expenses through increased utilization of the internet to correspond with and transfer documents to our customers, and as a result of changes made to some of our telephone service plans.  Our increase in operating leases related to planned increases in our monthly rates at our processing facility in Gulfport, Mississippi.  Increases in operating personnel reflected the addition of staff earlier in the current year to accommodate the greater volume of transactions we process compared to the same period in the prior year.

For the nine months ended September 30, 2007, operating expenses were $198,822, compared to $183,311 for the nine months ended September 30, 2006, representing an increase of $15,511, or approximately 8.5%.  This increase relates to increases in depreciation expense of $1,154, lease expense of $1,800, license and permit costs of $1,186, meals and entertainment expense of $1,949, payroll tax expenses of $1,293, training seminars expenses of $490, travel expenses of $1,259, personnel costs of $11,533, and other expenses of $10,500, partially offset by reductions in commissions and fees of $4,881, computer expenses of $1,525, dues and subscriptions of $2,425, insurance expenses of $1,083, maintenance expenses of $1,096, office expenses of $942, postage of $767, and telephone expenses of $2,811.  Increases in depreciation expense relate to upgrades of workstations and our computer server systems.  Lease expenses increased as part of planned rate increases in our operating lease for our Gulfport, Mississippi processing facility.  License and permit costs related to increased corporate registration costs and filing fees in certain states.  Our payroll tax and personnel cost increases reflect the addition of staff to assist in larger volumes of transactions processed.  Other expenses relate to the cost of uncollected returned ACH transactions previously paid to one of our customers that discontinued operations and for which we were unable to collect.  Commissions and fees expenses decreased as a result of certain non-recurring bank fees that occurred in the same quarter in the prior year.  Computer expenses and maintenance expenses decreased as a result of upgrades to our equipment which required less repairs and maintenance.  Office expenses and postage were lower as a result of increased utilization of the internet to correspond and deliver documents to customers.  Telephone expenses decreased as a result of changes made to our service plans.

For the three months ended September 30, 2007, the Company’s selling, general, and administrative expenses were $30,268, compared to $50,161 for the three months ended September 30, 2006, representing a decrease of $19,893, or approximately 39.7%.  This decrease is mostly due to reductions in legal and accounting of $17,454, together with reductions in other expenses of $2,439. We incurred greater legal costs during the three months ended September 30, 2006, in conjunction with our prior litigation with Community Loans of America, which is discussed in more detail in our Form 10-KSB for the year ended December 31, 2006.  The decrease in other expenses relates primarily to reductions in marketing expenses of $2,675, related to changes we made to these services as we now rely more on ISO’s for obtaining new business.

For the nine months ended September 30, 2007, the Company’s selling, general, and administrative expenses were $138,014, compared to $155,538 for the nine months ended September 30, 2006, representing a decrease of $17,524, or approximately 11.3%.  This decrease is primarily due to the reduction in legal costs of $36,895 due to our prior litigation with Community Loans of America, as previously described, and partially offset by increases in personnel costs of $12,070 and other expenses of $7,301.  Our prior litigation was resolved during the prior year, as described in our From 10-KSB for the year ended December 31, 2006.  During the nine months ended September 30, 2007, our personnel costs increased related to certain marketing personnel we hired and then dismissed due to unsatisfactory results.  Our increases in other expenses related the cost of uncollected returned ACH transactions previously paid to one of our customers that discontinued operations and for which we are unable to collect.

Net income for the three months ended September 30, 2007, was $12,088 compared to $29,217 for the three months ended September 30, 2006, representing a decrease of $17,129, or approximately 58.6%.  For the nine months ended September 30, 2006, our net income was $20,137 compared to $10,624 for the nine months ended September 30, 2006, representing an increase of $9,513, or approximately 89.5%.  The results for the three months ended September 30, 2007, reflect the reduction in our processing revenues as a result of the loss of one of our customers, partially offset by reductions in our operating as well as selling, general and administrative costs, as previously described.  The results for the nine months ended September 30, 2007, reflect the overall improvement in revenues attributable to increases in the volume of business we conduct through the increased utilization of ISO’s together with the improvement in our selling, general and administrative costs as previously described.  We expect, due to a combination of increased processing operations and seasonality, to continue to report profitable results for the remainder of the year.

Liquidity and Capital Resources

Per the Company’s Consolidated Statements of Cash Flows, net cash provided by operating activities for the nine months ended September 30, 2007, was $29,096, compared to net cash used in operating activities of $73,001 for the nine months ended September 30, 2006, or an increase of $102,097.  This increase is mostly due to the increase in net income of $9,513, together with various adjustments necessary to reconcile net income to net cash used in operations for each of the respective periods reported.

For the nine months ended September 30, 2007, adjustments increasing our net income of $20,137 included depreciation expense of $20,836, the decrease in trade receivables of $23,430, offset by adjustments that decreased our net income, such as the increase in prepaid expenses of $6,466 and the decrease in accounts payable and accrued liabilities of $28,841.  The increase in net income was mostly attributable to increases in the volume of business we conducted compared to the same period in the prior year, as previously described.  The increase in prepaid expenses relate mostly to prepaid insurance.  The reductions in accounts payable and accrued liabilities relate mostly to payments for income taxes.

For the nine months ended September 30, 2006, adjustments that increased our net income of $10,624 included depreciation expense of $26,158 and a decrease in other assets of $4,753.  These increases to net income were offset by adjustments that reduced net income such as the increase in trade receivables of $53,907, a decrease in accounts payable and accrued liabilities of $30,398, and the net effect of $30,645 resulting from a decrease of $238,150 in commissions payable partially offset by a decrease of $207,505 in commissions receivable.  The increases to prepaid expenses related mostly to association dues.  The reduction in accounts payable and accrued liabilities was related to a change in the way we paid some of our vendors which reduced turnaround time with these payments.  The net effect of the commissions receivable and payable also related to certain timing differences at the end of the prior year between the receipt of gross commissions and the remittance of them to sales representatives related to certain referral fee programs that were discontinued early in 2006.

Net Cash used in investing activities was $70,489 for the nine months ended September 30, 2007, compared to cash provided by investing activities of $165,096 for the nine months ended September 30, 2006.  Cash used in investing activities for the nine months ended September 30, 2007, consisted primarily of cash used in the acquisition of property and equipment and increases in deposits we placed on hand with one of our processing banks to secure higher volumes of ACH processing services.  Cash provided by investing activities for the nine months ended September 30, 2006, consisted primarily of proceeds from the redemption of a certificate of deposit.

Net Cash used in financing activities was $46,000 for the nine months ended September 30, 2007, compared $20,000 for the nine months ended September 30, 2006, representing an increase of $26,000 in principal payments made on notes payable to the majority shareholders.

As described in Note A of our financial statements included in this report, and in our Form 10-KSB for the year ended December 31, 2006, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000.  In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the members of $100,000, and notes payable due to the members, and now our principal shareholders, for the total amount of $256,000 were established.  The notes require monthly interest-only payments at an annual percentage rate of 10% and are due on demand.  As of September 30, 2007, and December 31, 2006, the principal balance of these notes was $70,000 and $116,000, respectively.  Interest paid for the nine months ended September 30, 2007, and September 30, 2006, of $6,315 and $8,346 respectively, relate to these notes payable.

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

As disclosed in Note F of our financial statements included with this report, we have disclosed certain concentrations with significant customers.  During the three months ended September 30, 2007, we had transactions with three customers that generated revenue exceeding 10% of our gross revenues.  Revenue from these three customers was 25.1%, 29.4%, and 18.3% respectively.  For the nine months ended September 30, 2007, the Company had transactions with three customers that generated revenue exceeding 10% of the Company’s gross revenues.  Revenue from these three customers was 22.4%, 24.4%, and 20.4% respectively.  None of these customers were affiliated with the Company through common ownership.

Inflation

Inflation has not had a material effect on the operations of the Company in the past.  At the present time there is a substantial doubt that such conditions will adversely affect the Company for the foreseeable future.

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

(b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNITED ESYSTEMS, INC.

Date: November 13, 2007	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2007	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)