Form 10KSB
period 2007-12-31
United eSystems, Inc.
filed 2008-03-12
CIK 1171357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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

Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

Registrant’s revenues for its most recent fiscal year: $1,181,773.

As of March 12, 2008, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant was $0.

As of March 12, 2008, there were 18,291,667 shares of the Registrant’s common stock outstanding.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this annual report on Form 10-KSB to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;
•	our capital requirements and dependence on the future sale of our equity securities;
•	our limited operating history;
•	intense industry competition;
•	fluctuations in the prevailing industry prices of check processing services;
•	shortages in availability of qualified personnel;
•	legal and financial implications of unexpected catastrophic events;
•	regulatory or legislative changes effecting check processing operations;
•	reliance on, and the ability to attract, key personnel; and
•	other factors including those discussed under Risk Factors in this report.

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

Item 1.     DESCRIPTION OF BUSINESS

Corporate History

United eSystems, Inc. is an automated clearing house (“ACH”) service provider, engaged in the business of handling automated bank transactions.  We are also known as an ACH processor and cater mostly to customers engaged in businesses that require significant volumes of electronic transactions.  Such services include direct payroll deposit, check clearing, automatic direct debit, pay-day loan, and other similar forms of electronic bill paying services.

Effective March 30, 2005, United Check Services, LLC, a Louisiana limited liability company, completed its corporate reorganization with Riverbend Telecom, Inc. of New Orleans, Louisiana pursuant to a reverse merger whereby the survivor was renamed United eSystems, Inc. and the Company became an ACH service provider through its wholly-owned subsidiary, United Check Services, LLC.  The Riverbend officers and directors resigned and were replaced by Jeffery C. Swank, Paul J. Shovlain and Walter Reid Green, Jr.  On May 25, 2005, Mr. Shovlain resigned as a director to pursue other business interests and Ms. Monica Haab was appointed as his replacement.  At this time, all of our business operations are conducted through our wholly owned subsidiary United Check Services, LLC.

We were originally incorporated under the laws of the state of Nevada in 2001.  Our principal executive offices are located at 15431 O’Neal Road, Gulfport Mississippi 39503, and our telephone number is (228) 832-1597.  Our wholly owned subsidiary, United Check Services, LLC, through which we conduct all of our business operations, is a Louisiana limited liability company formed in 1998.

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

Business Strategy

General Strategy

As an ACH service provider, also known as an ACH processor, we cater mostly to businesses that require significant volumes of electronic transactions.  Our services may include electronic sales collections, recurring billing, direct payroll deposit, check clearing, automatic direct debit bill payment, pay-day and other consumer loan services, and other electronic payment services.

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

Our strategy is to expand our traditional ACH business by increasing the volume of business we conduct with our current customers as well as expanding our base to new types of customers.  As existing customers expand their businesses, we will continue to provide economical solutions for their ACH processing needs.  Additionally, we plan to expand our revenue base to both new and existing customers by adding services that compliment ACH processing such as credit card transaction services, real-time account and identity verification services and electronic bill payment services.  As we add more products and services, we are able to develop a greater variety of customized payment solutions for clients, as well as provide enhancements for our existing clients.  By developing various customized payment solutions that integrate other payment technologies and products with ACH, we can service particular needs in niche markets.

Since 2005 we have provided real-time account verification and consumer authentication services to be used in conjunction with the transactions originated by our clients.  These services are designed to reduce the incidence of erroneous or fraudulent transactions they receive.  In the case of non-face-to-face transactions, such as transactions generated through internet or telephone based businesses, these services assist our customers in meeting the standards prescribed by NACHA for origination on the ACH Network.  Although these verification services are mostly used in the customer-not-present environment today, we believe real-time verification and identification services will continue to grow and over the long-term will develop into a more significant source of revenue for us.

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

Acquisition Strategy

Our acquisition strategy will be to acquire profitable companies with growth potential that have a solid customer base, have established products and services, and operate with strong management teams and dedicated employees.  We are seeking to acquire companies that bring minimum integration risk, but that add to our overall processing scale.  We will seek acquisitions that either fill a product gap; enhance our existing product line; add businesses with adoption growth models; enhanced economies of scale; expand our customer base for cross-sell opportunities; or a combination of these factors.  We currently have no understanding, arrangement or agreement for any such acquisitions.

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

In addition to expanding the volume of business, our strategy includes broadening the customer base, thereby reducing our concentration within one particular industry.  We plan to accomplish this through our continued use of experienced independent sales organizations with niches in particular segments of the payments industry.  In addition to word-of-mouth referrals, existing web-site inquiries, and independent sales organizations, we also attend various trade shows and information seminars as a method of obtaining new business and learning about new products and processing methods.

At the present time, ACH has begun to be widely accepted within the business community.  As a result, we continue to see downward movement in transaction pricing within the marketplace.  As a result, we have begun to focus our growth strategy going forward on the complimentary services to ACH, such as credit card transaction services, identity, and age verification services, as previously mentioned.  We plan to continue to service small and medium businesses, and to utilize independent sales organizations to penetrate certain industries that are susceptible to using electronic payment services.

Operations

Our operational headquarters and processing center are located in approximately 2,400 square feet of office space in Gulfport, Mississippi.  We maintain completely mobile office servers and workstations at our processing center in Gulfport, with our main transaction processing computer servers located in a state-of-the art co-location facility in Atlanta, Georgia.  We utilize multiple redundancy, and communicate through encrypted connection with VPN firewall protection.  We also maintain electrical backup power for all servers and workstations.

Our current operational setup prevents interruption of business due to normal temporary power outages or fluctuations.  It also facilitates our ability to quickly mobilize our operations from our Gulfport, Mississippi processing center to either our standby facility in Delhi, Louisiana or to any other location within the United States that provides high speed internet connectivity.  From any such location, we are able to quickly re-establish communication between our office workstations and our remote transaction servers in Atlanta, Georgia and resume processing transactions for our merchant customers.

Prior to any business being transacted, prospective clients are reviewed and approved by us and the FDIC member bank that will be associated with the account.  At this time we utilize processing relationships with three banks.  Once approvals are issued, the proper merchant agreements are executed and accounts are set up.  If applicable, appropriate deposits are placed on hand by the client.  The entire process typically takes several business days to one week.  During the fourth quarter of 2007, two of the banks we conduct processing business with modified their underwriting procedures in a manner that we believe will reduce the time needed to complete underwriting and allow us to activate new clients more quickly in 2008.

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

Once we complete underwriting and a new client is approved, their account is set up and online training is provided by our staff in the use of the front end component of the software.  This allows the client to access their account via our website and begin entering transactions to be processed.  Our systems allow clients the option of either manually entering transactions or uploading daily batch files for processing.  We have numerous methods of accepting transaction data from clients, including comma separated files, XLM interface for real-time submissions, virtual terminal entry, and XLS file conversions.  Each batch that a client enters via web access is followed by a transmittal form signed by the client’s designated manager.  This creates a crosscheck of the batch total in order to avoid processing erroneous batch files and to provide additional security measures between us and the client.

Upon receipt of client information, our staff reviews the batches and compares them to the clients’ transmittals.  One of our systems requires us to create an ACH file and upload it to the bank over a secure website connection.  The other system handles file creation and transmittal through a completely automated process, so we are only required to report exceptions and may discontinue the automated process for that particular file if necessary.

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

In addition to ACH, we also provide real-time account verification services.  These include real-time verification of bank route numbers, account numbers, as well as information regarding the status of bank accounts that may be frozen or restricted due to non-sufficient funds, magnetic ink character recognition problems, trust account restrictions, or other conditions which would typically preclude the account from accepting an ACH debit transaction.  To date we have utilized independent vendors and act as an intermediary for customer service.  In most cases these services are delivered with internet based systems through automated interfaces that we have developed, known as web services, so there is little customer service involved once the accounts and interfaces are set-up.  Similar to ACH, as we increase the aggregated volume of these type transactions our costs per unit decrease.

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

Verification Services

Our account and funds verification services are intended to assist clients in reducing their incidence of returned or erroneous transactions by providing real-time verification of the validity of a particular customer bank account.  We typically set up automated interfaces between our server and the client to provide a real-time connection that allows our customer’s system to query the service and obtain verifications of bank routing number, account number, account status, as well as identify the incidence of dishonored checks presented on the account.  With higher levels of service, we can crosscheck databases to determine whether a particular account has recently returned electronic ACH transactions based on proper authorization not being available.  Our service can also identify accounts that will not accept ACH transactions, such as trust accounts or accounts set up with other payment restrictions.  In the case of merchants that conduct non-face-to-face transactions, such as internet or telephone based businesses, these services are an integral part of maintaining certain standards prescribed by NACHA for allowing these types of transactions to be originated on the ACH network.

Commission Income

At this time, we offer several services that we obtain from other vendors in exchange for a portion of the transaction fees for the life of the account.  These include bank draft services, age and identity verification services, and credit card transaction services.  During the fourth quarter of 2007 we began earning such commissions by referring merchant accounts which are unable to qualify for ACH processing to another vendor that provides bank drafting services.  Beginning in 2008, we have also begun earning residual commissions as a result of referrals for credit card transaction services.

Independent Sales Organizations and Independent Sales Agents

We currently engage three independent sales organizations and two independent sales agents to assist in marketing our services.  Our sales agents have pre-existing relationships with businesses in particular market segments.  Because our ACH processing is internet based, our business is not restricted to any portion of the United States.  For this reason, we have not provided any geographical restrictions on our sales agents.  Rather we have obtained agents that focus on particular industries or market segments based on their experience.

We believe that we benefit from the business relationships these sales organizations and agents have already established with their clients.  Based on these relationships, they can effectively evaluate which products and services should be offered to the client and illustrate the potential benefits that the client may realize.  All of our sales organizations and agents are compensated on a commission basis calculated on a percentage of the fees we receive from the client.  Commissions paid to individual agents may vary depending upon the nature of the accounts they represent.  Generally, all agents are compensated based upon a percentage of the fees we collect, in excess of a floor price that we retain.  In this manner, we receive, at a minimum, the floor price to cover our cost, plus a percentage of the excess fee amount.  Conversely, the organization or agent receives its percentage of the amount of collected fees in excess of the floor price.  Current commission payments range from $25,000 to $35,000 per month.

The market for sales organizations and agents is competitive.  However, we believe that we will continue to be able to attract and retain qualified agents by offering them the opportunity to:

•	Participate in a future stock or stock option plan;
•	Work with us to benefit from building a developing, entrepreneurial company;
•	Participate in an attractive, results-oriented compensation package; and
•	Receive additional incentive compensation by marketing other products and services we offer in conjunction with ACH processing services.

Customers

For the year ended December 31, 2007, three customers, The Hemi Group, Co. LTD, Smokes-Spirits.com, LLC, and Insight Marketing LLC, accounted for approximately 16.1%, 20.1%, and 28.4%, respectively, of our total revenues.  The loss of any of these customers could have a material adverse effect on our business.

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

Upon completion of the merchant agreement, we then set up the client account in our ACH processing system and provide online training for the client’s designated person or persons that will operate the system.  The setup process can be completed in an hour for manual entry clients.  For clients utilizing automated interfaces to submit transactions it usually takes an additional amount of work time, depending on the client’s needs and whether the client has technical support to address issues with its own computer network.  Online training takes only twenty minutes of actual training time.  Once both the setup and training are complete, the client is able to begin entering ACH transactions.  Once the client has entered transactions into the system, a transmittal is sent to our processing office that contains check totals and is signed by the client’s authorized manager.  This process helps reduce errors and serves to provide an added measure of security between us and the client.

As previously stated, we either collect fees daily based upon transactions processed or at the time of each funds settlement, which normally occurs either daily or weekly.  We bill monthly maintenance fees for each active account following the end of each month by providing an electronic billing followed by an ACH debit on a pre-determined date set forth on the electronic invoice.

Intellectual Property

We rely on a combination of contractual restrictions, internal security practices, and trade secret law to establish and protect our software, technology and expertise.  We believe that legal protection of our proprietary rights, while important, is less significant than the knowledge and experience of our management and personnel and their ability to develop, enhance and market new products and services.  We believe the Company possesses all proprietary rights necessary to conduct our business.

Competition

The electronic payments industry in the United States is highly competitive, rapidly evolving, and continues to experience significant growth.  There are in excess of 12,000 members of NACHA, most of which are financial institutions.  While exact figures are difficult to obtain, management believes less than approximately 3% of the 12,000 members, or 360 members, represent the non-financial institution members that are third party processors, such as us.  Within the overall industry, we represent one of the smaller ACH processors within the United States.  Management believes we fall within the bottom 30% of third party processors at this time.

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

Employees

We currently have six employees and utilize two technical support teams which are outsourced.  None of our employees nor the employees or any of our outsourced technical support teams is represented by labor unions.  We believe we have good relations with all our employees, sales representatives, and technical support team members.

Mr. Jeffery Swank and Mr. Walter Reid Green, Jr. serve as our Chief Executive Officer and Chief Financial Officer, respectively.  At this time, Mr. Swank does not work full-time and takes no salary, but is involved regularly with our operations on an as needed basis and Mr. Green works full-time.  A majority of our selling activities are conducted through a developing network of independent sales agents who are not employees, and are overseen by Mr. Green.  The additional staff is responsible for the daily processing operations, customer service, and the work of the outsourced technical support teams which handle network security, software development, and other technical support functions as needed.

Risk Factors

An investment in our common stock is risky.  The risks described below are not the only ones that we face.  Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition.  Other information set forth in this report, including our financial statements and the related notes detail other risks affecting our business.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Related To Our Business

We rely on cooperative relationships with, and sponsorship by, banks, the absence of which may prevent us from conducting our business operations.

We rely on several banks for access to the ACH Network for submission of both our ACH and account verification services.  Our banking relationships are currently with smaller banks (with assets of less than $500,000,000).  Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time.  A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances.  If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process transactions and receive the related revenue.  Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

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

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers.  This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction.  Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources.  Our competitors’ greater resources enable them to investigate and embrace new and emerging technologies quickly to respond to changes in customers needs, and to devote more resources to product and services development and marketing.  We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers.  If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenues to fund operations.  There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

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

We maintain employee dishonesty insurance as well as professional liability insurance for the services we provide.  While we believe the limits on our insurance policies are adequate and consistent with the standard industry practices, if claims are brought by our customers or other third parties, we could be required to pay the required claim or make significant expenditures to defend against such claims in amounts that exceed our current insurance coverage.  There is no assurance that we will have the money to pay potential plaintiffs for such claims if they arise beyond the amounts insured.  Making these payments could have a material adverse effect on our business.

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

To date most of our business has been concentrated with customers engaged in various internet based businesses.  As a result, any significant adverse events or conditions affecting these businesses or industries would have a material adverse effect on our business.  We also conduct a significant portion of our business with a limited number of significant customers.  The loss of any one of our significant customers could have a material adverse effect on our business.  See also Management’s Discussion and Analysis section of this report for more information regarding our significant customers.

Our success depends on the continued service of our key management personnel and the loss of services from one or more of these individuals could negatively impact our business.

Our success depends on our ability to attract, motivate and retain highly-skilled managerial personnel.  Competition for such personnel in our business is intense.  The success that we may achieve will only enhance the reputation of and alternatives available to our key personnel.  We may not be able to retain our key employees or attract, motivate and retain additional key employees in the future.  Our failure to retain these key employees or failure to attract new personnel as our needs arise would entail significant additional employment costs and may result in management strategy shifts which may diminish our ability to remain profitable.

Item 2.     DESCRIPTION OF PROPERTY

Our principal executive, administrative and operational offices are located in Gulfport, Mississippi.  Our address is 15431 O’Neal Road, Gulfport, Mississippi, 59503.  We lease approximately 2,400 square feet of office space pursuant to a three year lease that expires May 1, 2008.  Lease payments are approximately $2,200 per month.  We believe this facility is adequate for our current and future needs.

Item 3.     LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings to which we or our wholly-owned subsidiary is a party.

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our stockholders.

PART II

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not publicly traded.

Holders

As of March 12, 2008, we had approximately 15 beneficial owners of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto beginning on page F-1.

Executive Summary

The Company, United eSystems, Inc., is an electronic payments service provider headquartered in Gulfport, Mississippi, that caters mostly to small and medium size business merchants that require significant volumes of electronic transactions to operate their business.  Since 1998, we have provided electronic ACH (Automated Clearing House) payments via our internet-based, encrypted systems, used mostly by merchants to facilitate the collection of sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits. We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

The ACH Network has been in use for in excess of 30 years, serving a variety of customers, including over 20,000 financial institutions, 3.5 million businesses, and 135 million individuals.  According to the National ACH Association (NACHA), in 2006, there were nearly 16 billion ACH payments made, an increase of approximately 15.4% over the prior year, and valued at approximately $30.3 trillion.  It also estimated that for 2006 in excess of 7.5 billion consumer bills were collected via the ACH Network which included 3.3 billion pre-authorized debits, 1.8 billion internet payments, and 2.8 billion checks converted into ACH payments, representing increases of 6.1%, 35%, and 32% respectively, compared to 2005.  Overall, ACH payment volume continues to double every five years as merchants and financial service providers recognize the value and efficiencies that ACH payments provide.

The ACH business is divided between traditional banks, large “in-house” processors, and independent processors.  We currently concentrate on independent processors service customers that utilize electronic commerce but find that outsourcing is more cost effective.  The independent processors find they are able to provide more custom tailored solutions and better transaction pricing than the merchants could individually obtain from traditional banks.  We have established ourselves as a quality provider of ACH processing services with proven results utilizing state of-the-art technology.

In addition to ACH processing services, we have recently begun offering additional services which include credit and debit card processing, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and allow us to provide a complete line of payment services to both existing and prospective business merchants.

Results of Operations

In this section we provide more detailed information about our operating results and changes in financial position over the past two fiscal years.  This section should be read in conjunction with the financial statements and related notes included in this Form 10-KSB.

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

Our revenue for the year ended December 31, 2007, was $1,181,773 compared to $1,237,246 for the year ended December 31, 2006.  The decrease of $55,473, or 4.5%, is mainly attributable to the discontinuance of processing services for several accounts during the fourth quarter of 2007 which we migrated under a referral commission agreement to another processor that provides bank draft services.

The following table presents the composition of revenue in 2007 and 2006:

Revenue:	2007 Dollars	Percentage	2006 Dollars	Percentage	Variance Dollars

ACH Processing	$1,087,121	92.0%	$1,159,814	93.7%	$(72,693)
Verification Services	$64,001	5.4%	$77,432	6.3%	$(13,431)
Commissions	$30,651	2.6%	$-	-%	$30,651
Total Revenue	$1,181,773	100.0%	$1,237,246	100.0%	$(55,473)

During 2007, we continued to add new accounts and increase our volume of business, but often at reduced unit prices in order to remain competitive.  We also reduced unit pricing during 2007 in order to maintain several existing accounts.  During the fourth quarter of 2007, we also voluntarily discontinued processing services with several merchants at the request of one of our processing banks, which made a policy decision not to process transactions related to the tobacco industry.  Although we were able to establish alternate processing services for these clients with no interruption in service, this change reduced our margins with respect to these accounts and caused us to report lower revenues as we now only report net commission income rather than gross revenue associated with these accounts.  The reduction in 2007 ACH processing revenue of $72,693, compared to the prior year, partially offset by increases in commission income of $30,651, is mostly attributable to the change related to the tobacco industry accounts previously described.

We also experienced a reduction in 2007 Verification Service revenue of $13,431 compared to the prior year.  During 2007 there was little demand for our verification services, which are designed to improve the quality of ACH transactions by pre-checking bank route and account numbers for accuracy, and avoiding additional charges associated with returned ACH transactions.  Although they improve the quality of the ACH transactions that follow, these services are only able to verify items of banks that participate in the verification network.  As a result, verification services throughout the payments industry are far less than perfect, often returning 20 – 30% of the submissions as unverified.  This provides less incentive and makes merchants very price sensitive to verification service fees.  As a result, we experienced an overall decrease in this service revenue compared to the prior year.  As noted above, most of this decrease was attributable to the tobacco industry clients previously mentioned which utilized verification services as well as ACH services.  During the fourth quarter of 2007, we were able to negotiate better cost prices for these services so that we can offer them at a more economical price and create better margins during 2008.

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2007 was $705,398, or 59.7% of revenues, compared to $555,649, or 44.9% of revenues, for the year ended December 31, 2006.  Cost of revenues, as a percentage of revenues, increased by approximately 14.8% which reflects the effect of continued increases in ACH commissions related to the utilization of commissioned independent sales organizations (ISO’s), partially offset by decreases in ACH Costs, verification fees, and depreciation.

The following table presents the composition of cost of revenue in 2007 and 2006:

Cost of Revenue:	2007 Dollars	Percentage	2006 Dollars	Percentage	Variance Dollars

ACH Costs	$244,242	34.6%	$250,873	45.2%	$(6,631)
ACH Commissions	392,693	55.7%	205,971	37.1%	186,722
Depreciation –ACH System	11,233	1.6%	21,143	3.8%	(9,910)
Verification Fees	54,088	7.7%	74,450	13.4%	(20,362)
Other	3,142	0.4%	3,212	0.5%	(70)
Total Cost of Revenue	$705,398	100.0%	$555,649	100.0%	$149,749

During 2007 we continued our utilization of ISO’s to obtain new business, resulting in the increase of $186,722 in ACH commissions compared to 2006.  This increase was partially offset by decreases in ACH costs of $6,631, depreciation related to our ACH processing systems of $9,910, and verification fees of $20,362.  The reduction in ACH costs was partially related to processing ACH transactions at slightly lower unit costs than in the prior year, together with reductions during the fourth quarter of 2007 in ACH processing as a result of our voluntary migration of several accounts to another processor, as previously described.  We also had reductions in verification fee costs associated with the migration of these accounts to a commission basis.  Our depreciation costs associated with our ACH systems were lower in 2007 compared to 2006 due to the impairment write-offs in 2006 of some of our older ACH processing systems that were no longer used as an integral part of our operations.

Our gross profit for the year ended December 31, 2007 was $476,375, or 40.3% of revenues, as compared to $681,597, or 55.1% of revenues, for the year ended December 31, 2006.  The decrease in gross profits of $205,222 is partially attributable to the reduction in revenues of $55,473 previously described, together with the increase in ACH commissions of $186,722, partially reduced by decreases in ACH costs, verification fee costs, and depreciation expenses related to our ACH systems, as previously described.

We expect that going forward our revenues will increase while gross profit margins will tend to either remain constant or decrease slightly.  Over the past several years we have seen a continued reduction in prevailing unit prices for ACH services, as ACH becomes more widely accepted and the industry gains maturity.  At this time, we believe that most of the reduction in ACH unit pricing has occurred and that unit prices are beginning to stabilize.

Operating Expenses

For 2007, our operating expenses totaled $264,161, as compared to $250,633, representing an increase of $13,528, or 5.4%.  Our operating personnel costs increased by $18,764, from $107,956 for 2006, to $126,720 for 2007, or approximately 17.4%, in conjunction with the addition of certain personnel to assist with transaction processing and underwriting functions in 2007.  Travel expenses increased by $4,117, from $12,890 for 2006, to $17,007 for 2007, or approximately 31.9%, representing an increase in travel associated with our efforts to obtain business and related to reimbursements of travel costs for consultants utilized during 2007.

In addition, our other operating expenses decreased by $9,353, from $129,787 for 2006, to $120,434 for 2007, or approximately 7.2%.  This decrease represented the combination of decreases during 2007 for dues and subscriptions of $4,819, computer maintenance of $9,612, and telephone expenses of $4,889, partially offset by increases in commissions and fees expense of $1,139, depreciation expense of $560, insurance expenses of $551, office leases of $2,350, license and permits of $877, meals and entertainment of $1,609, payroll taxes of $1,772, and training seminars of $490.

In 2007 we reduced association dues by discontinuing memberships to various trade associations which are now handled by our ISO’s.  Our computer maintenance expenses were reduced in 2007 as a result of the upgrades made to our computer workstations and file server system which required less maintenance than during the prior year.  Our telephone expenses were reduced mostly as a result of changes made to some of our telephone service plans.  These reductions in operating expenses were partially offset by increases in other operating expenses as described above.  During 2007 our commissions and fees expenses, payroll tax expenses, and training seminars increased in conjunction with the addition of an operations employee during the year.  Depreciation and insurance expenses increased as a result of upgrades made to our computer systems as previously described and corresponding increases to our policy limits.  Office lease expense increased as part of a planned rate increases at our Gulfport, Mississippi processing center.  Meals and entertainment expenses increased in conjunction with the additional travel expenses we incurred with respect to obtaining new business and for reimbursements for out-of-pocket costs to consultants.

General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2007 was $179,529 compared to $243,446 for the year ended December 31, 2006.  The decrease of $63,917, or 26.3%, is mostly attributable to decreases in legal and accounting costs of $81,762, partially offset by increases in personnel costs of $12,178, marketing of $919, and other expenses of $4,748.

The decrease in legal and accounting costs related to the prior year 2006 non-recurring costs associated with the resolution of our lawsuit filed against Community Loans of America, a former significant customer that discontinued processing while under a multiple year processing agreement with us.  This matter was amicably resolved on October 25, 2006, prior to any court proceedings.  As a result, current year 2007 legal and accounting costs were substantially lower and more of a normal recurring nature than in the prior year.

The decrease in legal and accounting expenses were partially offset by increases in personnel costs of $14,908, which represented the addition of certain marketing personnel during the first half of 2007, which were dismissed due to unsatisfactory results.

Other expenses increased by $4,748 as previously mentioned, and were mostly attributable to increases in advertising of $4,489 and SEC filing fees of $630, partially offset by a reduction in postage of $805.  We increased our advertising and marketing expenses late in 2007 in an effort to attract and retain more ISO’s for placement of new business.  Our filing fees to the Securities and Exchange Commission increased as a result of a slight increase in the number and complexity of the filings made during 2007 compared to the prior year.  These increased costs were partially offset by reductions in postage expenses which reflected an increased utilization of the internet to correspond with and deliver documents to our ISO’s and our customers.

Other Income and Expense

For 2007, we did not generate interest income compared to $3,505 of interest income for 2006.  During 2006 we maintained a certificate of deposit as collateral at one of the banks we utilized to submit ACH transactions to the ACH Network.  For 2007, we obtained more favorable transaction rates from a different bank, which also required a substantially lower amount of deposited funds as collateral, but such deposited funds are non-interest bearing.

Interest expense was $8,065 for 2007, compared to $11,730 for 2006, representing a decrease of $3,665, or approximately 31.4%.  Interest expense represents the interest cost under the notes payable to our principal shareholders.  The reduction in interest expense for 2007 represents the reduction in the principal balances on these notes payable made since the inception of the notes.  At December 31, 2007 the principal balance of these notes had been reduced to $70,000 compared to $116,000 at December 31, 2006.

Other expense of $14,500 consists of the cost of uncollected returned ACH transactions previously paid to one of our customers that discontinued operations and for which we were unable to collect.  Such reductions to net income occur infrequently and in our opinion are not of a normal recurring nature.

Impairment of Long-Lived Assets

Prior to 2006, we had developed proprietary software for use in our ACH processing operations.  In 2006, we entered into an agreement with an established ACH software provider which enabled us to decrease our maintenance, compliance and transactional costs.  This new system also automated some of the manual processes that were required of the proprietary system.  As a result, we discontinued the use of the proprietary software and deemed it to be impaired.  We recognized an impairment loss equal to the remaining net book value of $74,178 in 2006.

Provision for income taxes

For 2007, we reported income tax expense of $2,120, compared to $23,154 for 2006.  The reduction in tax expense is related to the reduction in net income for 2007 compared to 2006.  Currently we report and pay our income taxes as a corporation.  Our wholly owned subsidiary, United, is a limited liability company, and because it is owned solely by the Company, it is considered a single member limited liability company, and under Internal Revenue Service regulations, is disregarded as a separate entity for income tax purposes.

Liquidity and Capital Resources

As reflected in our Consolidated Statement of Cash Flows, net cash provided by operating activities for the year ended December 31, 2007, was $18,647, compared to $87,477 for the year ended December 31, 2006, a decrease of $68,830.  This decrease is mostly due to the decrease in net income of $63,201, together with various adjustments to reconcile net income to net cash provided by operations for each respective period reported.

For the year ended December 31, 2007, adjustments increasing our net income of $8,000 included depreciation expense of $28,769, the decrease in trade receivables of $7,525, the decrease in restricted cash of $295,304, and the increase in customers’ deposits of $12,874.  These increases were partially offset by adjustments that reduced net income including the increase in ACH settlements payable of $308,178, the decrease in accounts payable and accrued liabilities of $3,366, and the increase in prepaid expenses of $22,281.

For the year ended December 31, 2006, adjustments increasing our net income of $71,201 included depreciation expense of $38,119, the decrease in commissions receivable of $207,505, the impairment of long-lived assets of $74,178, the decrease in restricted cash of $692,588, and the increase in customers’ deposits of $5,062.  These increases were partially offset by adjustments that reduced net income including the increase in trade receivables of $67,990, decrease in ACH settlements payable of $691,588, the decrease in commissions payable of $238,150, the decrease in accounts payable and accrued liabilities of $3,488, and the decrease in customers’ deposits of $1,000.

Net cash used in investing activities was $73,489 for the year ended December 31, 2007, compared to cash provided of $171,057 for the year ended December 31, 2006.  Cash used in investing activities for the year ended December 31, 2007, consisted primarily of cash used in the acquisition of property, plant and equipment of $23,489, reflecting the upgrades to our computer systems, and increases in deposits of $50,000 representing funds placed as collateral at one of the banks we clear ACH transactions through.

Net cash provided by investing activities was $171,057 for year ended December 31, 2006, and consisted primarily of cash provided from the redemption of a certificate of deposit of $202,400, together with reductions in other deposits of $20,000, partially offset by purchases of property and equipment of $51,343.  During 2006, in conjunction with our migration of portions of our ACH processing to a new bank, we redeemed the certificate of deposit maintained at the former bank.

Net cash used in financing activities was $46,000 for the year ended December 31, 2007, compared to $20,000 for the year ended December 31, 2006.  These represent reductions in the principal balance of notes payable to our principal shareholders.

The notes payable to shareholders require interest-only payments, at an annual percentage rate of 10%, and are due on demand.  As of December 31, 2007, and 2006, the principal balance of these notes was $70,000 and $116,000 respectively.  Accordingly, interest paid for the year ended December 31, 2007, of $8,065, relates to these notes payable.

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

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition.  Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.  At this time, although we have no understanding, arrangement or agreement to make any acquisitions, we have begun to actively seek such opportunities as a means to accelerate revenue and earnings growth.

As disclosed in Note H of our audited financial statements included in this report for the year ended December 31, 2007, three customers, The Hemi Group, Co. LTD, Smokes-Spirits.com, LLC, and Insight Marketing LLC, accounted for approximately 16.1%, 20.1%, and 28.4%, respectively, of our total revenues.

For the year ended December 31, 2006, we had three customers, The Hemi Group, Co. LTD, Smokes-Spirits.com, LLC, and Insight Marketing LLC, accounted for approximately 12.1%, 11.5%, and 30.2%, respectively, of our total revenues.

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

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A(T).     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     OTHER INFORMATION

None.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors as of March 12, 2008:

Name	Age	Position	Director Since

Jeffery C. Swank	47	Chief Executive Officer, President, and a Director	2005
Walter Reid Green, Jr.	49	Chief Financial Officer, Treasurer, Corporate Secretary and a Director	2005
Monica B. Haab	41	Director	2005

Mr. Jeffery C. Swank, age 47, co-founded United in 1998 in order to provide the means to efficiently collect and settle funds electronically through the ACH Network.  Mr. Swank has been successful in numerous businesses including real estate development, financial services businesses, and debt collection agencies.  From 1995 through 2003 he was engaged in the executive management of approximately fifty payday and title loans stores, employing approximately 350 workers, across five states within the southeastern portion of the United States.  He attended Tulane University, majoring in Management and Finance.  Mr. Swank devotes approximately 3% of his time to our business.

Mr. Walter Reid Green, Jr., age 49, has over twenty years of experience within accounting, management, and finance.  Mr. Green’s experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries.  In January 1993, Mr. Green became Treasurer and Chief Financial Officer and a director of Pacesetter Ostrich Farm, Inc., a publicly traded company listed on NASDAQ.  In 1998, Pacesetter completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems.  In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana.  In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc., and subsequent name change to United eSystems, Inc., to become a publicly traded company.  Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University.  He successfully completed the uniform Certified Public Accountant examination in August 1986. Mr. Green devotes 100% of his time to our business.

Monica B. Haab, age 41, who has served as a director since May 25, 2005.  Since 1991, Mrs. Haab has worked as an attorney with the law firm of Nowalsky, Bronston & Gothard, APLLC, who provides legal services for the telecommunications industry.  She specializes in legal services for long distance and local exchange telecommunications service providers, related to state regulatory agencies as well as the Federal Communications Commission.  She obtained a Bachelor of Science degree in Marketing from Nichols State University in Thibodaux, Louisiana and a Juris Doctorate from Loyola University.

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

Board Nominees

The Board of Directors believes that, considering the size of the Company and the Board of Directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis, and without the formality of a nominating committee, by all members of the Board.  The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended December 31, 2007, all filings under Section 16(a) were made on a timely basis.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation paid or earned by the named executive officers for the years ended December 31, 2007 and 2006.

Salary Compensation
Name and Principal Position(1)	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards		Options Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation Compensation ($) (3)		Total ($)
Jeffery C. Swank Chief Executive Officer and President	2007 2006	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —

Walter Reid Green, Jr. Chief Financial Officer, Treasurer and Corporate Secretary	2007 2006	$ $	75,000 75,000	$ $	1,500 1,500	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	76,500 76,500
____________________
(1)
During the fiscal year ended December 31, 2007, we only had two executive officers, Messrs. Swank and Green.  Neither executive officer, nor any other employee, earned in excess of $100,000 in total compensation.

(2)
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

(3)
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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

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

Employment Agreements

We do not have any employment agreements with any of our named executive officers or any of our employees.

Director Compensation

Our directors do not currently receive any compensation, perquisites or other personal benefits for serving as directors.  However, we may adopt a plan of reasonable compensation for our directors, which may include grants of options.  We reimburse our non-employee directors for all direct expenses incurred by them in attending a Board of Director meeting.

Director Compensation Table

The following table sets forth certain information regarding compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2007:

Name(1)	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Monica B. Haab(2)	—	—	—	—	—
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

(2)
As of December 31, 2007, Ms. Haab had no options or stock awards outstanding.  As disclosed in the beneficial ownership table elsewhere in this annual report, Ms. Haab is the beneficial owner of 80,000 shares of our common stock.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 12, 2008, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each of our named executive officers, set forth in the summary compensation table, and (4) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 12, 2008.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 18,291,667 shares of common stock outstanding as of March 12, 2008.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Beneficial Owners of More than 5%:
Paul J. Shovlain 15431 O’Neal Road Gulfport, Mississippi 39503	6,891,750	37.7%

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	3,431,500	18.8%

Directors and Executive Officers:
Jeffery C. Swank 15431 O’Neal Road Gulfport, Mississippi 39503	6,891,750	37.7%

Walter Reid Green, Jr. 15431 O’Neal Gulfport, Mississippi 39503	344,500 (2)	1.8%

Monica B. Haab 334 E. Livingston Place Metairie, Louisiana 70005	80,000	*

All officers and directors as a group (3 persons)	7,316,250	39.3%

________________________
*	Indicates less than 1%.
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

(2)	Includes 344,500 shares which Mr. Green has the right to acquire pursuant to the exercise of options with an exercise price of $.03 per share.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	402,000	$.03	-

Total	402,000	$.03	-
____________________
(1)
Includes options to purchase 344,500 shares of our common stock at $.03 per share granted to Walter Reid Green, Jr., our Chief Financial Officer and options to purchase 57,500 shares of our common stock at $.03 per share granted to three of our employees.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As disclosed in Note J to our consolidated financial statements, the Company has notes payable totaling $70,000 at December 31, 2007 due to the majority stockholders of the Company, including our Chief Executive Officer, for funds advanced to our wholly owned subsidiary, United Check Services, LLC in prior years and for the amount of the distributions due to these former members of United.

Other than as described above, there are no related party transactions.

Director Independence

The Board of Directors has determined that Ms. Haab qualifies as an independent director as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).

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

	10.4	Real Estate Lease between Marston Lee and Kathy P. Rogers and United Check Services (incorporated by reference to Exhibit 10.9 to our Form 10-QSB filed on August 12, 2005).
	14	Code of Ethics (incorporated by reference to Exhibit 14 to our Form 10-KSB filed on April 14, 2004).
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________ * Filed Herewith.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by Laporte, Sehrt, Romig and Hand, for the calendar years 2007 and 2006, respectively:

	Fiscal 2007	Fiscal 2006
Audit Fees	$27,900	$24,000
Audit-Related fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$27,900	$24,000

Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2007 and 2006, for the reviews of the financial statements included in our reports on Form 10-QSB during fiscal 2007 and 2006, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

UNITED ESYSTEMS, INC.

Date: March 12, 2008	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffery C. Swank	Chief Executive Officer, President and	March 12, 2008
Jeffery C. Swank	Director (Principal Executive Officer)

/s/ Walter Reid Green, Jr.	Chief Financial Officer, Treasurer,	March 12, 2008
Walter Reid Green, Jr.	Corporate Secretary and Director (Principal Financial Officer)

/s/ Monica B. Haab	Director	March 12, 2008
Monica B. Haab

UNITED ESYSTEMS, INC. AND SUBSIDARY

INDEX TO FINANCIAL STATEMENTS

Page No.
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-17

To the Board of Directors
United eSystems, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of United eSystems, Inc. and its wholly-owned subsidiary, United Check Services, L.L.C., as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United eSystems, Inc. and its wholly-owned subsidiary, United Check Services, L.L.C. as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of United eSystems, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

/s/ LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation

Metairie, Louisiana
March 10, 2008

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006

CURRENT ASSETS
Cash and Cash Equivalents	$283,988	$384,830
Restricted Cash	531,343	826,647
Trade Receivables, net	81,490	89,015
Prepaid Expenses	24,476	2,195

Total Current Assets	921,297	1,302,687

PROPERTY AND EQUIPMENT, NET	60,735	66,015

OTHER ASSETS
Deposits	62,620	12,620

Total Assets	$1,044,652	$1,381,322

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2007	2006

CURRENT LIABILITIES
ACH Settlements Payable	$514,969	$823,147
Notes Payable	70,000	116,000
Accounts Payable and Accrued Liabilities	34,036	37,402
Customers’ Deposits	16,374	3,500

Total Current Liabilities	635,379	980,049

Total Liabilities	635,379	980,049

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding in 2007 and 2006	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	341,541	333,541

Total Stockholders' Equity	409,273	401,273

Total Liabilities and Stockholders' Equity	$1,044,652	$1,381,322

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006

REVENUES
ACH Processing	$1,087,121	$1,159,814
Verification Services	64,001	77,432
Commissions	30,651	-
Total Revenues	1,181,773	1,237,246

COST OF REVENUES	705,398	555,649
Gross Profit	476,375	681,597

EXPENSES
Operating Expenses
Personnel Costs	126,720	107,956
Travel	17,007	12,890
Other	120,434	140,547

Total Operating Expenses	264,161	261,393

Selling, General and Administrative Expenses
Personnel Costs	87,070	74,892
Legal and Accounting	48,143	129,905
Marketing	36,200	35,281
Other	8,116	3,368
Total Selling, General and Administrative Expenses	179,529	243,446

Total Expenses	443,690	504,839

INCOME FROM OPERATIONS	32,685	176,758

OTHER INCOME (EXPENSE)
Interest Income	-	3,505
Interest Expense	(8,065)	(11,730)
Other Expense	(14,500)	-
Impairment of Long-Lived Assets	-	(74,178)
Total Other Expense	(22,565)	(82,403)

NET INCOME BEFORE INCOME TAXES	10,120	94,355
INCOME TAX EXPENSE	2,120	23,154
NET INCOME	$8,000	$71,201
EARNINGS PER SHARE – BASIC	$0.00	$0.00
EARNINGS PER SHARE – DILUTED	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balances at January 1, 2006	$18,292	$49,440	$262,340	$330,072

Net Income - Year Ended December 31, 2006	-	-	71,201	71,201

Balances at December 31, 2006	18,292	49,440	333,541	401,273

Net Income - Year Ended December 31, 2007	-	-	8,000	8,000

Balances at December 31, 2007	$18,292	$49,440	$341,541	$409,273

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,000	$71,201
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation Expense	28,769	38,119
Decrease (Increase) in Trade Receivables	7,525	(67,990)
Decrease in Commissions Receivable	-	207,505
Decrease in Other Receivables	-	1,040
Impairment of Long-Lived Assets	-	74,178
Decrease in ACH Settlements Payable	(308,178)	(691,588)
Decrease in Restricted Cash	295,304	692,588
Decrease in Accounts Payable and Accrued Liabilities	(3,366)	(3,488)
Decrease in Commissions Payable	-	(238,150)
(Increase) Decrease in Prepaid Expenses	(22,281)	5,062
Increase (Decrease) in Customers' Deposits	12,874	(1,000)

Net Cash Provided by Operating Activities	18,647	87,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(23,489)	(51,343)
(Increase) Decrease in Deposits	(50,000)	20,000
Redemption of Certificate of Deposit	-	202,400

Net Cash (Used in) Provided by Investing Activities	(73,489)	171,057

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2007	2006

CASH FLOWS FOR FINANCING ACTIVITIES
Principal payments on Notes Payable	$(46,000)	$(20,000)

Net Cash Used in Financing Activities	(46,000)	(20,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100,842)	238,534

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	384,830	146,296

CASH AND CASH EQUIVALENTS - END OF YEAR	$283,988	$384,830

SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION
Payments for Taxes	$9,501	$14,033

Payments for Interest	$8,065	$11,730

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

ADVERTISING
Advertising costs are charged to operations when incurred. The amount charged to operations for the years ended December 31, 2007 and 2006, totaled $4,489 and $-0-, respectively.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan as of the end of the fiscal year ending after December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).  This Statement was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  This Statement is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 31, 2008.

NOTE C	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2007	2006
Computers and Office Equipment	$57,999	$44,710
Furniture and Fixtures	4,350	4,350
Software	74,368	64,168
Leasehold Improvements	3,826	3,826
Less: Accumulated Depreciation	(79,808)	(51,039)

Property and Equipment, Net	$60,735	$66,015

Depreciation expense charged to operations totaled $28,769 and $38,119 for the years ended December 31, 2007 and 2006, respectively.

Prior to 2006, proprietary software was developed for use in the Company’s ACH processing operations.  In 2006, management entered into an agreement with an established ACH software provider which enabled the Company to decrease its maintenance, compliance and transactional costs.  This new system also automates some of the manual processes that were required of the proprietary system.  As a result, management has discontinued its use of the proprietary software and has deemed it to be fully impaired.   An impairment loss equal to its remaining net book value of $74,178 has been recognized in the consolidated statement of income for the year ended December 31, 2006.

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

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%.  As of December 31, 2007, and December 31, 2006, the outstanding principal balance of these notes was $70,000 and $116,000, respectively.

NOTE F	INCOME TAXES

The provision for income taxes for 2007 and 2006, consists of the following:

	Years Ended December 31,
	2007	2006

Current Tax Expense	$2,120	$23,154
Deferred Tax Expense	-	-

Total Income Tax Expense	$2,120	$23,154

The Company’s provision for income tax expense is equivalent to 21% of the Company’s net income before taxes, as management has deemed that there is no material difference between book and tax income.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G	STOCK OPTIONS

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

A summary of option activity as of December 31, 2007, and 2006, and changes during the years then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	402,000	$.03
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2007	402,000	$.03	2.89	$.00
Exercisable at December 31, 2007	402,000	$.03	2.89	$.00

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G	STOCK OPTIONS (Continued)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	312,000	$.03
Granted	90,000.03
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2006	402,000	$.03	3.89	$.00
Exercisable at December 31, 2006	402,000	$.03	3.89	$.00

During 2006, the Company adopted SFAS No. 123(R), which requires the recognition of compensation expense associated with the fair value of stock options granted.  The amount of compensation cost associated with the stock options granted is considered to be immaterial for financial reporting purposes.

NOTE H	SIGNIFICANT CONCENTRATIONS

CASH
At December 31, 2007 and 2006, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

MAJOR CUSTOMERS

During 2007, United had transactions with three customers that amounted to approximately 64.6% of the United’s total revenue.  These three customers, The Hemi Group Co. LTD, Smokes-Spirits.com, LLC, and Insight Marketing, LLC, were not affiliated with the Company.

During 2006, United had transactions with three customers that amounted to approximately 53.8% of United’s total revenue.  These three customers, Insight Marketing, LLC, Cash Advance USA, and Cash Advance Now, were not affiliated with the Company.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I	COMMITMENTS

OPERATING LEASES
On May 1, 2005, United entered into an agreement to lease office facilities at its present location. The lease term is for 36 months. Future minimum lease payments are as follows:

Year	Amount

2008	$8,800

Lease expense for the years ended December 31, 2007 and 2006, amounted to $25,600 and $23,250, respectively.

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

Year	Amount

2008	$66,000
2009	66,000
2010	66,000
2011	44,000

$242,000

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J	RELATED PARTY TRANSACTIONS

NOTES PAYABLE

As disclosed in Note E, the Company has notes payable totaling $70,000 at December 31, 2007, and $116,000 at December 31, 2006, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

TRANSACTIONS WITH AFFILIATES

We conducted business with one entity which was considered to be a related party.  This entity, Payday Cash Advance of Alabama, LLC, was owned by the Company’s Chief Executive Officer, Jeff Swank, until August 2006.  During 2006, business with this entity amounted to approximately 1% of our ACH processing revenue   The fees the Company charged this entity for ACH services were based on its normal business practices and established pricing policies and were considered to be arms length in nature.

NOTE K	EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 for 2007 and 2006.  Options to purchase 402,000 shares at $.03 per share were outstanding during 2007 and 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

UNITED ESYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$283,988	$283,988	$384,830	$384,830
Restricted Cash	531,343	531,343	826,647	826,647
Financial Liabilities
Notes Payable	$70,000	$70,000	$116,000	$116,000

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