Form 10-Q
period 2008-03-31
United eSystems, Inc.
filed 2008-05-14
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49745

UNITED ESYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2150635
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

15431 O’Neal Road
Gulfport, MS 39503
228-832-1597
(Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer                                                    ☐           Accelerated filer                    ☐
Non-accelerated filer                                                      ☐           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 14, 2008, 18,291,667 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
March 31, 2008

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about United eSystems, Inc. (the “Company”) and our subsidiary, United Check Services, L.L.C. that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company and United Check Services, L.L.C. (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management's expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	the liquidity of the Company’s common stock will be affected by the lack of a trading market;

•	intense industry competition;

•	fluctuations in the prevailing industry prices of check processing services;

•	shortages in availability of qualified personnel;

•	legal and financial implications of unexpected catastrophic events;

•	regulatory or legislative changes effecting check processing operations;

•	reliance on, and the ability to attract, key personnel; and

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s 2007 Annual Report filed on Form 10-KSB with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

United eSystems, Inc. and Subsidiary

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

	March 31, 2008, (Unaudited)	December 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$258,723	$283,988
Restricted Cash	782,693	531,343
Trade Receivables, net	98,666	81,490
Prepaid Expenses	16,687	24,476

Total Current Assets	1,156,769	921,297

PROPERTY AND EQUIPMENT, NET	58,607	60,735

OTHER ASSETS	74,788	62,620

Total Assets	$1,290,164	$1,044,652

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACH Settlements Payable	$746,290	$514,969
Notes Payable	70,000	70,000
Accounts Payable and Accrued Liabilities	23,448	34,036
Customers’ Deposits	36,404	16,374

Total Current Liabilities	876,142	635,379

Total Liabilities	876,142	635,379

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding in 2008 and 2007	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	346,290	341,541

Total Stockholders' Equity	414,022	409,273

Total Liabilities and Stockholders' Equity	$1,290,164	$1,044,652

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

United eSystems, Inc. and Subsidiary

Consolidated Statements Of Income for the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

REVENUES	$260,502	$304,107

COST OF REVENUES	118,744	181,935
Gross Profit	141,758	122,172

EXPENSES
Operating Expenses
Personnel Costs	28,287	25,055
Travel	11,921	6,812
Other	28,059	28,746
Total Operating Expenses	68,267	60,613

Selling, General and Administrative Expenses
Personnel Costs	16,731	28,789
Legal and Accounting	9,710	11,820
Marketing	11,700	13,550
Consulting Fees	26,000	-
Other	1,271	782
Total Selling, General and Administrative Expenses	65,412	54,941

Total Expenses	133,679	115,554

INCOME FROM OPERATIONS	8,079	6,618

OTHER INCOME (EXPENSE)
Interest Expense	(1,750)	(2,633)

NET INCOME BEFORE INCOME TAXES	6,329	3,985
INCOME TAX EXPENSE	1,580	1,015
NET INCOME	$4,749	$2,970
EARNINGS PER SHARE – BASIC	$0.00	$0.00
EARNINGS PER SHARE – DILUTED	$0.00	$0.00

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

United eSystems, Inc. and Subsidiary

Consolidated Statements Of Cash Flows for the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,749	$2,970
Adjustments to Reconcile Net Income to Net Cash
Used In Operating Activities:
Depreciation Expense	7,368	6,496
(Increase) Decrease in Trade Receivables	(17,176)	7,059
Increase (Decrease) in ACH Settlements Payable	231,321	(26,231)
(Increase) Decrease in Restricted Cash	(251,350)	25,231
Decrease in Accounts Payable and Accrued Liabilities	(10,588)	(20,552)
Decrease (Increase) in Prepaid Expenses	7,789	(8,881)
Increase in Customers' Deposits	20,030	1,000

Net Cash Used In Operating Activities	(7,857)	(12,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(5,240)	(5,400)
Increase in Other Assets	(12,168)	(50,000)

Net Cash Used in Investing Activities	(17,408)	(55,400)

CASH FLOWS FOR FINANCING ACTIVITIES
Principal payments on Notes Payable	$-	$(16,000)

Net Cash Used in Financing Activities	-	(16,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,265)	(84,308)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	283,988	384,830

CASH AND CASH EQUIVALENTS - END OF YEAR	$258,723	$300,522

SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION
Payments for Taxes	$-	$19,000

Payments for Interest	$1,750	$2,633

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

UNITED ESYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

United charges customers a fee on a transaction by transaction basis for its ACH services.  For these transactions, United recognizes only the fees generated as revenue.  United recognizes these fees as revenue when United has provided the service to its customers.

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

Income Taxes

Since United is a single-member limited liability company, it is treated as a disregarded entity for federal income tax reporting purposes.  As such, the Company includes the revenues and expenses of United in its Federal income tax return.

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

NOTE C — RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE D — NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%.  As of March 31, 2008, and December 31, 2007, the outstanding principal balance of these notes was $70,000.

NOTE E — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  No options were exercised in 2008 or in 2007.

NOTE F — SIGNIFICANT CONCENTRATIONS

Restricted Cash

At March 31, 2008 and December 31, 2007, the Company maintained a balance with a financial institution in excess of FDIC insured limits.

Major Customers

During the three months ended March 31, 2008, United had transactions with one customer that amounted to approximately 48.5% of the United’s ACH processing revenue.  None of these customers were affiliated with the Company through common ownership.

NOTE G — COMMITMENTS

Operating Leases

On April 1, 2008, United extended its prior three year agreement to lease office facilities at its present location for an additional twelve months at $2,400 per month, with an option to further extend its lease for an additional two years.

NOTE H — RELATED PARTY TRANSACTIONS

As disclosed in Note D, the Company has notes payable totaling $70,000 at March 31, 2008 and December 31, 2007, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE I — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 for the three months ended March 31, 2008 and 2007.  Options to purchase 402,000 shares at $.03 per share were outstanding during the three months ended March 31, 2008, and 2007, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company is an electronic payments service provider headquartered in Gulfport, Mississippi, that caters mostly to small and medium size businesses who handle significant volumes of electronic transactions as an integral part of their business.  Since 1998, we have provided electronic ACH (Automated Clearing House) payments via our internet-based, encrypted systems, to assist merchants in the collection of their sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits. We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

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

The ACH business is divided between traditional banks, large “in-house” processors, and independent processors.  We currently concentrate on independent processors service customers that utilize electronic commerce but find that outsourcing to be a more cost effective solution.  The independent processors find they are able to provide custom tailored solutions and better transaction pricing than the merchants could individually obtain from traditional banks.  We have established ourselves as a quality provider of ACH processing services with proven results utilizing state of-the-art technology.

In addition, the Company has recently begun offering to our customers additional services including credit and debit card processing, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and with their addition it allows us to provide a more comprehensive line of services to our existing and prospective business customers.

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes include in this Form 10-Q, and in conjunction with our Form 10-KSB previously filed for the year ended December 31, 2007.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007.

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

For the three months ended March 31, 2008, revenues were $260,502, compared to $304,107 for the three months ended March 31, 2007, representing a decrease of $43,605, or approximately 14%.  Such decreases are related to a discontinuance of processing for several accounts at the end of 2007 that were marginally profitable which was only partially offset by new accounts added during the current quarter.

Cost of revenues include the costs incurred in conjunction with the items processed.  These costs include the direct transactional costs incurred for ACH processing and account verification services, plus the direct costs associated with client activation and the utilization of our ACH processing software.

For the three months ended March 31, 2008, cost of revenues was $118,744, compared to $181,935 for the three months ended March 31, 2007, representing a decrease of $63,191, or approximately 35%.  The decrease in cost of revenues in the current quarter reflects the positive effect of the elimination of several marginally profitable accounts described above.  During the current quarter we continued to increase our volume of business while at the same time eliminating certain accounts which were not contributing significantly to our gross margins.  We continued to utilize independent sales organizations (ISO’s) during the current quarter, together with our website marketing to obtain most of our business.

For the three months ended March 31, 2008, our gross profit was $141,758, compared to $122,172 for the three months ended March 31, 2007, representing an increase of $19,586, or approximately 16%.  The increase in gross profit is mostly attributable to the discontinuance of several marginally profitable accounts as previously described.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our ACH processing operations.  For the three months ended March 31, 2008, operating expenses were $68,267, compared to $60,613 for the three months ended March 31, 2007, representing an increase of $7,654, or approximately 13%.  The increases in operating costs related mostly to an increase in personnel costs of $3,232 and an increase in travel costs of $5,109.  The increase in personnel costs represents the addition of an ACH processing employee during the current quarter.  The increase in travel costs is associated with enhancements related to our payment processing hardware and software assets at out-of-state locations where we maintain redundant systems as well as reimbursable travel costs incurred by consultants providing professional services to the Company.

For the three months ended March 31, 2008, our selling, general, and administrative expenses were $65,412, compared to $54,941 for the three months ended March 31, 2007, representing an increase of $8,684, or approximately 16%.  This increase is mostly due to an increase in consulting fees of $26,000, partially offset by decreases in personnel costs of $12,058, legal and accounting costs of $2,110, and marketing costs of $1,850.  The increases in consulting fees represented costs associated with our efforts to obtain suitable acquisitions of payment processing account portfolios as a means of accelerating our growth.  The decrease in personnel costs reflect the absence of salaries paid during the first quarter of 2007 for a marketing employee that was terminated by the second quarter of 2007.  Legal and accounting costs were reduced in connection with the resolution during 2007 of our litigation against Community Loans of America.  We also reduced certain marketing costs in the current quarter by utilizing more cost effective joint advertising programs with one of our most preferred ISO’s compared to the same period in the prior year.

We produced a net profit for the three months ended March 31, 2008 of $4,749 compared to a net profit of $2,970 for the three months ended March 31, 2007, representing an increase of $1,779, or 60%.  The increase in net income is mostly attributable to the improvements we made by eliminating marginally profitable accounts and partially replacing them with new business at more acceptable gross profit margins.  However, during the current quarter we expended $26,000 for consulting fees included in our selling, general and administrative expenses related to our efforts to obtain suitable payment processing account portfolios.  These costs were not critical to our ongoing operations, and accordingly, after adjusting for these non-recurring items, our net profit for the current quarter ended March 31, 2008, would increase by $19,500 net of tax, resulting in a net profit of $24,249.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash used in operating activities for the three months ended March 31, 2008, was $7,857, compared to $12,908 for the three months ended March 31, 2007, or a decrease of $5,051.  This reduction of cash used in operating activities is due to the increase in net income of $1,779, together with various adjustments necessary to reconcile net income to net cash used in operations for each of the respective periods reported.

For the three months ended March 31, 2008, adjustments increasing our net income of $4,749 included the decrease in prepaid expenses of $7,789 and the increase in customers’ deposits of $20,030, offset by adjustments that decreased our net income, such as the increase in trade receivables of $17,176 and the decrease in accounts payable and accrued liabilities of $10,588.  The increase in net income was mostly attributable to improvement we made by replacing marginally profitable accounts with more profitable new business compared to the same period in the prior year, as previously described.  The decrease in prepaid expenses relate mostly to prepaid insurance.  The reductions in accounts payable and accrued liabilities relate mostly to trade accounts payable.

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

Net cash used in investing activities was $17,408 for the three months ended March 31, 2008, and $55,400 the three months ended March 31, 2007.  This represents cash utilized for purchases of ACH processing hardware and software of $5,240 and other assets of $12,168 during the current quarter, compared to similar purchases of ACH processing hardware and other assets of $5,400 and $50,000 respectively in the same period in the prior year.

Net cash used in financing activities was $0 for the three months ended March 31, 2008, compared to $16,000 for the three months ended March 31, 2007, representing the repayment of principal amounts on notes payable to the majority shareholders in the prior year’s first quarter compared to no such principal payments during the current quarter.  We elected not to make further reductions in the principal balance of these notes as we began expending funds in our search to obtain suitable processing payment portfolios as a means to accelerate our growth.

As described in Note A of our financial statements included in this report, and in our Form 10-KSB for the year ended December 31, 2006, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000.  In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the members of $100,000, and notes payable due to the members, and now our principal shareholders, for the total amount of $256,000 were established.  The notes require monthly interest-only payments at an annual percentage rate of 10% and are due on demand.  As of March 31, 2008, and December 31, 2007, the principal balance of these notes was $70,000.  Interest paid for the three months ended March 31, 2008, of $1,750, relates to these notes payable.

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

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings.  During the current quarter we began to actively search for suitable acquisitions of payment processing account portfolios and expect our public company status to enhance our ability to obtain additional working capital and facilitate such acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.  At this time, however, we have not completed any such acquisitions.

As disclosed in Note F of our financial statements included with this report, we have disclosed certain concentrations with significant customers, indicating that we had one customer accounting for approximately 48.5% of our ACH revenue for the three months ended March 31, 2008.  None of these customers were affiliated to us through common ownership.  During the quarter ended March 31, 2007, we had transactions with three customers that amounted to approximately 65% of our total revenue.  We plan to continue to reduce our concentrations with significant customers through our marketing efforts as previously described.

Inflation

Inflation has not had a material effect on our operations in the past.  At the present time there is a substantial doubt that such conditions will adversely affect us for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to Management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS .
(a)  Exhibits

31.1             Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2             Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1             Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*
_______________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: May 14, 2008	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2008	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)