Form 10-Q
period 2008-06-30
United eSystems, Inc.
filed 2008-08-13
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 12, 2008, 18,291,667 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
June 30, 2008

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about United eSystems, Inc. (the “Company”) and our subsidiary, United Check Services, L.L.C., that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company and United Check Services, L.L.C. (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	the liquidity of the Company’s common stock will be affected by the lack of a trading market;

•	intense industry competition;

•	fluctuations in the prevailing industry prices of check processing services;

•	shortages in availability of qualified personnel;

•	legal and financial implications of unexpected catastrophic events;

•	regulatory or legislative changes effecting check processing operations; and

•	reliance on, and the ability to attract, key personnel.

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

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

United eSystems, Inc. and Subsidiary

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

	June 30, 2008, (Unaudited)	December 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$274,463	$283,988
Restricted Cash	448,868	531,343
Trade Receivables, net	98,127	81,490
Prepaid Expenses	17,829	24,476

Total Current Assets	839,287	921,297

PROPERTY AND EQUIPMENT, NET	52,725	60,735

OTHER ASSETS	80,542	62,620

Total Assets	$972,554	$1,044,652

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACH Settlements Payable	$400,780	$514,969
Notes Payable	70,000	70,000
Accounts Payable and Accrued Liabilities	35,295	34,036
Customers’ Deposits	48,087	16,374

Total Current Liabilities	554,162	635,379

Total Liabilities	554,162	635,379

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 18,291,667 Shares Issued and Outstanding in 2008 and 2007	18,292	18,292
Additional Paid-In Capital	49,440	49,440
Retained Earnings	350,660	341,541

Total Stockholders' Equity	418,392	409,273

Total Liabilities and Stockholders' Equity	$972,554	$1,044,652

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

United eSystems, Inc. and Subsidiary

Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$314,996	$332,657	$575,499	$636,764

Cost of Revenues	184,406	195,929	303,150	377,890

Gross Profit	130,591	136,728	272,349	258,873

Expenses:
Operating
Personnel costs	33,105	33,273	61,392	58,328
Travel	2,292	2,666	14,214	9,478
Other	25,706	25,711	54,384	53,862
Total Operating Expenses	61,103	61,650	129,990	121,668

Selling, General & Administrative
Personnel costs	18,750	18,762	35,481	47,551
Legal and accounting	26,127	19,085	35,837	30,905
Marketing	7,450	9,100	19,150	22,650
Consulting	6,500	--	32,500	--
Other	3,569	5,290	4,221	6,640
Total Selling, General & Administrative	62,396	52,237	127,189	107,746

Total Expenses	123,499	113,887	257,179	229,414

Income from operations	$7,092	$22,841	$15,170	$29,459

Other Income (expense):
Interest Expense	(1,786)	(1,931)	(3,536)	(4,564)
Other Expense	--	(14,500)	--	(14,500)

Net Income before income taxes	5,306	6,410	11,634	10,395

Income tax expense	935	1,331	2,514	2,346

Net Income	$4,371	$5,079	$9,120	$8,049

Net Income per Share	$.01	$.01	$.01	$.01

Weighted Average Common Shares Outstanding	18,291,667	18,291,667	18,291,667	18,291,667

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

United eSystems, Inc. and Subsidiary

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,120	$8,049
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	14,841	13,386
(Increase) Decrease in Trade Receivables	(16,637)	28,913
Decrease (Increase) in Prepaid Expenses and Other Assets	6,647	(5,681)
Decrease in Restricted Cash	82,475	20,695
Decrease in ACH Settlements Payable	(114,189)	(21,695)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,259	(26,946)
Increase in Customer Deposits	31,713	1,000
Net Cash Provided by Operating Activities	15,229	17,721

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(6,832)	(25,243)
Increase in Other Assets	(17,922)	(50,000)
Net Cash Used in Investing Activities	(24,754)	(75,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Paid on Notes Payable	--	(46,000)
Net Cash Used in Financing Activities	--	(46,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,525)	(103,522)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	283,988	384,830
CASH AND CASH EQUIVALENTS – END OF PERIOD	$274,463	$281,308

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$3,536	$4,564
Cash Paid During the Period for Income Taxes	$2,500	$25,822

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

NOTE D — NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  The notes are unsecured, due on demand and require interest-only payments, at an annual percentage rate of 10%.  As of June 30, 2008, and December 31, 2007, the outstanding principal balance of these notes was $70,000.

NOTE E — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  No options were exercised in 2008 nor in 2007.

NOTE F — SIGNIFICANT CONCENTRATIONS

Cash

At June 30, 2008 and December 31, 2007, the Company maintained balances with financial institutions in excess of FDIC insured limits.

Major Customers

During the three months and six months ended June 30, 2008, United had transactions with one customer that amounted to approximately 41.3% and 43.6% of the United’s ACH processing revenue, respectively.  This customer was not affiliated with the Company through common ownership.

NOTE G — COMMITMENTS

Operating Leases

On April 1, 2008, United extended its prior three year agreement to lease office facilities at its present location for an additional twelve months at $2,400 per month, with an option to further extend its lease for an additional two years.

NOTE H — RELATED PARTY TRANSACTIONS

As disclosed in Note D, the Company has notes payable totaling $70,000 at June 30, 2008 and December 31, 2007, due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

NOTE I — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 18,291,667 for the three months and six months ended June 30, 2008 and 2007.  Options to purchase 402,000 shares at $.03 per share were outstanding during the three months ended June 30, 2008, and 2007, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Three Months and Six Months Ended June 30, 2008 compared to the Three Months and Six Months Ended June 30, 2007.

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

For the three months ended June 30, 2008, revenues were $314,996, compared to $332,657 for the three months ended June 30, 2007, representing a decrease of $17,661, or approximately 5.3%.  For the six months ended June 30, 2008, revenues were $575,499, compared to $636,764 for the six months ended June 30, 2007, representing a decrease of $61,265, or approximately 9.6%.  Such decreases are related to a discontinuance of processing for several accounts at the end of 2007 that were marginally profitable and were only partially offset by new accounts added during the three months and six months ended June 30, 2008.

Cost of revenues include the costs incurred in conjunction with the items processed.  These costs include the direct transactional costs incurred for ACH processing and account verification services, plus the direct costs associated with client activation and the utilization of our ACH processing software.

For the three months ended June 30, 2008 cost of revenues was $184,406, compared to $195,929 for the three months ended June 30, 2007, representing a decrease of $11,523, or approximately 5.9%.  For the six months ended June 30, 2008, cost of revenues was $303,150, compared to $377,890 for the six months ended June 30, 2007, representing a decrease of $74,740, or approximately 19.8%.  The decrease in cost of revenues in the three months and six months ended June 30, 2008, reflect the positive effect of the elimination of several marginally profitable accounts described above.  During the current quarter we continued to increase our volume of business while at the same time eliminating certain accounts which were not contributing significantly to our gross margins.  We continued to utilize independent sales organizations (ISO’s) during 2008, together with our website marketing to obtain most of our business.

For the three months ended June 30, 2008, gross profit was $130,591, compared to $136,728 for the three months ended June 30, 2007, representing a decrease of $6,137, or approximately 4.5%.  For the six months ended June 30, 2008, gross profit was $272,349, compared to $258,873 for the six months ended June 30, 2007, representing an increase of $13,476, or approximately 5.2%.  The decrease in gross profit during the current quarter compared to the same quarter in the prior year is mostly attributable to the decreases in revenues previously described.  The increase in gross profits for the current six months compared to the same period in the prior year is mostly attributable to the discontinuance in late 2007 of several marginally profitable accounts as previously described.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our ACH processing operations.  For the three months ended June 30, 2008, operating expenses were $61,103, compared to $61,650 for the three months ended June 30, 2007, representing a decrease of $547, or approximately 1%.  The decreases in operating costs related mostly to a decrease in personnel costs of $168 and a decrease in travel costs of $374.  These decreases were relatively insignificant and only represent slight variations in our personnel and travel costs compared to the same quarter a year ago.

For the six months ended June 30, 2008, operating expenses were $129,990, compared to $121,668 for the six months ended June 30, 2007, representing an increase of $8,322, or approximately 6.8%.  This increase was mostly attributable to increases in personnel costs of $3,064, and travel expenses of $4,736.  The increase in personnel costs represents the addition of an ACH processing employee during the first quarter of the current year.  The increase in travel costs is associated with enhancements made during the first quarter of 2008 related to our payment processing hardware and software assets at out-of-state locations where we maintain redundant systems as well as reimbursable travel costs incurred by consultants providing professional services to the Company.

For the three months ended June 30, 2008, our selling, general, and administrative expenses were $62,396, compared to $52,237 for the three months ended June 30, 2007, representing an increase of $10,159, or approximately 19.4%.  This increase is mostly attributable to increases in legal and accounting costs of $7,042, and consulting costs of $6,500, partially offset by decreases in marketing costs of $1,650 and other costs of $1,721.  The increase in legal and accounting, together with the increases in consulting costs, reflect our continued efforts to obtain suitable acquisitions of payment processing account portfolios as means of accelerating our growth.  The decreases in marketing costs reflect adjustments made during the current year to our subscriptions for internet marketing services compared to the prior year.  We also reduced advertising costs compared to the prior year’s quarter by utilizing more cost effective joint advertising programs with one of our most preferred ISO’s compared to similar costs for the same period in the prior year.

For the six months ended June 30, 2008, our selling, general, and administrative expenses were $127,189, compared to $107,746 for the six months ended June 30, 2007, representing an increase of $19,443, or approximately 18.1%.  This increase is mostly due to an increase in consulting fees of $32,500 together with legal and accounting costs of $4,932, partially offset by decreases in personnel costs of $12,070, marketing costs of $3,500, and other costs of $2,419.  The increases in consulting fees as well as legal and accounting fees represent costs associated with our efforts to obtain suitable acquisitions of payment processing account portfolios as a means of accelerating our growth.  The decrease in personnel costs reflect the absence of salaries paid during the first quarter of 2007 for a marketing employee that was terminated by the second quarter of 2007.  We also reduced certain marketing costs in the current six months by utilizing more cost effective joint advertising programs with one of our most preferred ISO’s compared to the same period in the prior year.

Net income for the three months ended June 30, 2008, was $4,371 compared to $5,079 for the three months ended June 30, 2007, representing a decrease of $708, or approximately 13.9%.  For the six months ended June 30, 2008, our net income was $9,120 compared to net income of $8,049 for the six months ended June 30, 2007, representing an increase of $1,071, or approximately 13.3%.  The increase in net income is mostly attributable to the improvements we made by eliminating marginally profitable accounts and partially replacing them with new business at more acceptable gross profit margins.  However, during the current quarter and current six months we expended $6,500 and $32,500 respectively, for consulting fees included in our selling, general and administrative expenses related to our efforts to obtain suitable payment processing account portfolios.  These costs were not critical to our ongoing operations and are not of a recurring nature.  Accordingly, after adjusting for these non-recurring items, our net profit for the current quarter ended June 30, 2008, and for the six months ended June 30, 2008, would increase by $4,875 and $24,375, net of tax, respectively, resulting in a net profit for the quarter ended June 30, 2008, of $9,246, and a net profit for the six months ended June 30, 2008, of $33,495.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the six months ended June 30, 2008, was $15,229, compared to $17,721 for the six months ended June 30, 2007, or a decrease of $2,492.  This reduction of cash provided by operating activities is due to the increase in net income of $1,071, offset by various adjustments necessary to reconcile net income to net cash provided by operations for each of the respective periods reported.

For the six months ended June 30, 2008, adjustments increasing our net income of $9,120 included the decrease in prepaid expenses of $6,647 and the increase in customers’ deposits of $31,713, offset by adjustments that decreased our net income, such as the increase in trade receivables of $16,637 and the decrease in ACH settlements payable of $114,189.  The increase in net income was mostly attributable to improvement we made by replacing marginally profitable accounts with more profitable new business compared to the same period in the prior year, as previously described.  The decrease in prepaid expenses relate mostly to prepaid insurance.  The reduction in ACH settlements payable relates to normal timing differences between the ending date of our accounting period and when the settlement of collected funds back to certain merchants occur.

For the six months ended June 30, 2007, adjustments increasing our net income of $8,049 included the decrease in trade receivables of $28,913, offset by adjustments that decreased our net income, such as the increase in prepaid expenses of $5,681, the decrease in ACH settlements payable of $21,695, and the decrease in accounts payable and accrued liabilities of $26,946.  The decrease in trade receivables was mostly attributable to a decrease in our overall volume of business during that period.  The increase in prepaid expenses relate mostly to prepaid insurance.  The reductions in ACH settlements payable relates to timing differences between when certain settlements of collected funds are made to our merchants near the close of each accounting period.  The decrease in accounts payable and accrued liabilities related mostly to payments for income taxes.

Net cash used in investing activities was $24,754 for the six months ended June 30, 2008, and $75,243 for the six months ended June 30, 2007.  This represents cash utilized for purchases of ACH processing hardware and software of $6,832 and other assets of $17,168 during the current quarter, compared to similar purchases of ACH processing hardware and other assets of $25,243 and $50,000 respectively in the same period in the prior year.

Net cash used in financing activities was $0 for the six months ended June 30, 2008, compared to $46,000 for the six months ended June 30, 2007, representing the repayment of principal amounts on notes payable to the majority shareholders in the first six months of the prior year compared to no such principal payments during the current six months ended June 30, 2008.  We elected not to make further reductions in the principal balance of these notes as we began expending funds in our search to obtain suitable processing payment portfolios as a means to accelerate our growth.

As described in Note A of our financial statements included in this report, and in our Form 10-KSB for the year ended December 31, 2007, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000.  In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the members of $100,000, and notes payable due to the members, and now our principal shareholders, for the total amount of $256,000 were established.  The notes require monthly interest-only payments at an annual percentage rate of 10% and are due on demand.  As of June 30, 2008, and December 31, 2007, the principal balance of these notes was $70,000.  Interest paid for the six months ended June 30, 2008, of $3,536, relates to these notes payable.

To date, we have financed our capital expenditure needs from cash flows generated from our operations.  At this time, we believe we have sufficient operations and existing non-restricted cash to fund our needs for at least the next twelve months.

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

As disclosed in Note F of our financial statements included with this report, we have disclosed certain concentrations with significant customers, indicating that we had one customer accounting for approximately 41.3% and 43.6% of our ACH revenue for the three months and six months ended June 30, 2008, respectively.  This customer was not affiliated to us through common ownership.  We plan to continue to reduce our concentrations with significant customers through our marketing efforts as previously described.

Inflation

Inflation has not had a material effect on our operations in the past.  At the present time there is a substantial doubt that such conditions will adversely affect us for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES.

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

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS.

10.1              Real Estate Lease Renewal dated March 17, 2008.*
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

UNITED ESYSTEMS, INC.

Date: August 13, 2008	By: /s/ Jeffery C. Swank
Jeffery C. Swank
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2008	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Financial Officer
(Principal Financial Officer)