Form 10-Q
period 2008-09-30
United eSystems, Inc.
filed 2008-11-14
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 13, 2008, 34,091,667 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
September 30, 2008

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about United eSystems, Inc. (the “Company”) and our subsidiaries, United Check Services, L.L.C. (United) and Netcom Data Southern Corp. (NDS), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, United, and NDS (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008, (Unaudited)	December 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$358,065	$283,988
Restricted Cash	368,289	531,343
Trade Receivables, net	209,371	81,490
Prepaid Interest	96,000	--
Prepaid Expenses	17,684	24,476

Total Current Assets	1,049,409	921,297

PROPERTY AND EQUIPMENT, NET	65,752	60,735

OTHER ASSETS
Intangible Assets	5,789,154	--
Prepaid Expenses, Non-current	134,000	--
Other	63,315	62,620

Total Assets	$7,101,630	$1,044,652

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACH Settlements Payable	$309,413	$514,969
Current Portion Long-Term Debt	638,750	70,000
Accounts Payable and Accrued Liabilities	154,125	34,036
Customers’ Deposits	58,876	16,374

Total Current Liabilities	1,161,164	635,379

LONG TERM LIABILITIES
Notes Payable	4,706,250	--

Total Liabilities	5,867,414	635,379

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 34,091,667 Shares Issued and Outstanding in 2008 and 18,291,667 in 2007	34,092	18,292
Additional Paid-In Capital	823,640	49,440
Retained Earnings	376,484	341,541

Total Stockholders' Equity	1,234,216	409,273

Total Liabilities and Stockholders' Equity	$7,101,630	$1,044,652

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$498,191	$297,603	$1,073,690	$934,366

Cost of Revenues	175,390	188,537	478,540	566,427

Gross Profit	322,801	109,066	595,150	367,939

Expenses:
Operating
Personnel costs	35,700	32,520	97,092	90,848
Travel	10,477	2,083	24,691	11,561
Other	96,278	28,052	150,662	96,413
Total Operating Expenses	142,455	62,655	272,445	198,822

Selling, General & Administrative
Personnel costs	69,065	18,750	104,546	66,301
Legal and accounting	13,121	3,660	48,958	34,565
Marketing	15,554	6,900	34,694	29,550
Consulting	--	--	32,500	--
Other	8,837	958	13,069	7,598
Total Selling, General & Administrative	106,577	30,268	233,767	138,014

Total Expenses	249,032	92,923	506,212	336,836

Income from operations	73,769	16,143	88,938	31,103

Other Income (expense):
Interest Expense	(40,661)	(1,750)	(44,196)	(6,315)

Net Income before income taxes	33,108	14,393	44,742	24,788

Income tax expense	7,284	2,305	9,798	4,651

Net Income	$25,824	$12,088	$34,944	$20,137

Net Income per Share	$.01	$.01	$.01	$.01

Weighted Average Common Shares Outstanding	22,815,580	18,291,667	19,816,209	18,291,667

The accompanying notes are an integral part of these financial statements.

United eSystems, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2007	18,291,667	$18,292	$49,440	$333,541	$401,273

Issuance of Common Stock	-	-	-	-	-

Net Income	-	-	-	20,137	20,137

Balance at September 30, 2007	18,291,667	$18,292	$49,440	$353,678	$421,410

Balance at January 1, 2008	18,291,667	$18,292	$49,440	$341,541	$409,273

Issuance of Common Stock for Acquisition of Netcom Data Southern, Inc.	7,800,000	7,800	382,200	-	390,000

Issuance of Common Stock for Acquisition of Credit Card Portfolio	3,200,000	3,200	156,800	-	160,000

Issuance of Common Stock in exchange for "Non-interest" bearing loan	4,800,000	4,800	235,200	-	240,000

Net Income	-	-	-	34,944	34,944

Balance at September 30, 2008	34,091,667	$34,092	$823,640	$376,485	$1,234,217

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$34,944	$20,137
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	64,555	20,836
Decrease in Trade Receivables	16,872	23,430
Decrease in Prepaid Expenses	6,792	--
Decrease in Prepaid Interest	10,000	--
Decrease in Restricted Cash	163,054	142,372
Increase in Other Assets	(695)	(6,466)
Decrease in ACH Settlements Payable	(205,556)	(143,372)
Decrease in Accounts Payable and Accrued Liabilities	(9,981)	(28,841)
Increase in Customer Deposits	42,502	1,000
Net Cash Provided by Operating Activities	122,487	29,096

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(13,053)	(20,489)
Cash paid in conjunction with acquisition of NDS	(314,741)	--
Cash paid in conjunction with acquisition of Portfolio Asset	(2,275,616)	--
Increase in Deposits	--	(50,000)
Net Cash Used in Investing Activities	(2,603,410)	(70,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,625,000	--
Principal paid on notes payable	(70,000)	(46,000)
Net Cash Provided by (Used in) Financing Activities	2,555,000	(46,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,077	(87,393)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	283,988	384,830
CASH AND CASH EQUIVALENTS – END OF PERIOD	$358,065	$297,437

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$15,966	$6,315

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITES

Acquisition of Netcom Data Southern, Inc. (NDS)
Identifiable Intangible Assets Acquired	$3,395,556	$--
Net Tangible Assets Acquired:
Accounts Receivable	144,752	--
Property and Equipment	14,503	--
Accounts Payable and Other Current Liabilities	(130,070)	--

Net Tangible Assets Acquired	29,185	--

Total Assets Acquired	3,424,741	--

Less:
Fair Value of stock issued	(390,000)	--
Promissory Note Issued to Stockholder of NDS	(2,720,000)	--

Net Cash Paid for Acquisition of NDS	$314,741	$--

Purchase of Credit Card Portfolio
Value of Credit Card Portfolio Acquired	$2,435,616	$--
Less Value of Stock Issued for Purchase	(160,000)	--

Net Cash Paid for Purchase of Credit Card Portfolio	$2,275,616	$--

Stock Issued in Exchange for "Interest-Free" Loan; Recognized as Prepaid Interest on Consolidated Balance Sheet	$240,000	$--

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

NOTE B — NATURE OF RECENT ACQUISITON AND PORTFOLIO ASSET PURCHASE

Acquisition of Netcom Data Southern Corp.

On August 22, 2008, United eSystems, Inc. (“eSystems”, “Company”) entered into a Stock Purchase Agreement (“Agreement”) with Netcom Data Southern Corp. (“NDS”), in which eSystems acquired all of the common stock of NDS.  The transaction was reported on Form 8-K on August 28, 2008, and the details of the transaction together with agreement between eSystems and NDS are included therein.

The Company entered into the transaction as means to diversify its electronic payments business.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  Upon completion of the transaction, the Company’s gross revenues are now approximately 45% from its ACH payments business and 55% from credit card merchant processing services which are provided through contracts that NDS has with several sponsor banks in the United States.  The Board of Directors and management believe that the acquisition of NDS provides the opportunity to improve operating results and the possibility of creating future value.

Pursuant to the Agreement, the Company acquired all of the outstanding stock of NDS in exchange for $320,000 cash at closing, an unsecured promissory note payable of $2,720,000, and 7,800,000 shares of the Company’s restricted common stock which had an estimated fair value at the date of the acquisition of $.05 per share.  As a result of the transaction, all of the Company’s sales and marketing activities, as well as all of the customer service duties to manage the credit card merchant accounts of NDS will be conducted through NDS, which is now a wholly owned subsidiary of the Company.

A summary of the purchase price of NDS is as follows:
Cash paid to stockholders of NDS	$320,000
Direct acquisition costs paid by the Company	27,960
Promissory note issued to stockholders of NDS	2,720,000
Fair value of 7,800,000 shares of stock issued	390,000

Total purchase price	$3,457,960

The preliminary allocation of the NDS purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed are based on eSystems’ estimate of fair values and remaining economic lives as of the acquisition date and are summarized below:

Tangible assets acquired and liabilities assumed
Cash	$33,219
Accounts receivable	144,752
Property and equipment	14,503
Accounts payable and other current liabilities	(130,070)

Net tangible assets acquired	62,404

Identifiable intangibles
Customer relationships and contracts	3,395,556

Total purchase price	$3,457,960

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense for the three and nine months ended September 30, 2008, was $32,650.

Portfolio Asset Purchase

On September 17, 2008, the Company, through its wholly owned subsidiary NDS, entered into and closed an Asset Purchase Agreement (the “Agreement”) with Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc. (collectively the “Sellers”).  Under the terms of the Agreement the Company paid $2,275,000 in cash, plus 3,200,000 shares of its restricted common stock, in exchange for the assignment all of the Seller’s rights under a certain Independent Sales Organization Agreement (the “Bank Agreement”) with LaSalle Bank, N.A., a subsidiary of Bank of America (the “Bank”).  The terms of the Bank Agreement allow merchant customers of the Seller to utilize the credit card merchant processing services provided by the Bank.  As a result of the assignment of the Bank Agreement, NDS will perform certain services previously provided by the Sellers under the Bank Agreement and will receive all payments due therefore from the Bank.

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense for the three and nine months ended September 30, 2008, was $9,368.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

As described in Notes A and B, UNITED ESYSTEMS, INC. (Company) serves as the holding company for United Check Services, L.L.C. (United) and Netcom Data Southern Corp (NDS).  United provides automated clearing house (ACH) services to businesses throughout the United States.  NDS is an independent sales organization that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  The Company’s headquarters and ACH operations center are located in Gulfport, Mississippi, and the operations of NDS are conducted at its offices in Roswell, Georgia.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United and NDS.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

United charges customers a per transaction fee for its ACH services.  For these transactions, United recognizes only the fees generated as revenue.  United recognizes these fees as revenue when United has provided the service to its customers.  Fees for ACH services are based on contractually determined rates with each individual customer.  Settlements paid to customers for ACH transactions are submitted to the customer net of fees due to United.

NDS receives a portion of the fees generated from credit card merchant processing services which are provided through its contractual agreements with various sponsor banks.  Under these agreements the merchants’ transaction activity is reported and NDS’ portion of the fees are paid during the month following the month in which the transactions occurred.  Accordingly, NDS recognizes its revenue in the month in which such transactions are reported and payable, which is consistent with industry practices within the United States of America.

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

Since NDS is a wholly-owned corporation of the Company, it reports its income taxes as a wholly owned subsidiary of the Company under a consolidated Federal tax return.

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

NOTE D — RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE E — NOTES PAYABLE

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  On August 20, 2008, the outstanding principal balance of these notes of $70,000 was paid in full.  On September 4, 2008, and September 8, 2008, the Company entered into two new notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest only payments each month and will make three principal payments during the term of the Share Purchase Note.  The Company shall pay $180,000 towards principal on the first and the second anniversary of the issue date of the Share Purchase Note and one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note.

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.

On September 17, 2008, in order to facilitate the cash payment due at the closing of the purchase of the portfolio of credit card merchant services accounts from Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc., the Company, NDS, and United (collectively the “Debtors”) borrowed $2,128,500 from Thermo Credit, LLC, a Colorado limited liability company (the “Lender”) pursuant to a Loan, Pledge, and Security Agreement (the “Loan Agreement”) and a Promissory Note (the “Note”) which provide for interest at the greater of 15% per annum or 8% in excess of the prime rate, plus other fees.  Accrued and unpaid interest on the outstanding principal balance of the Note is due and payable monthly commencing on October 31, 2008 and the Note matures and becomes due in full on March 17, 2009, with the Company having the right to extend the maturity to September 17, 2009 with Lender’s approval (not to be unreasonably withheld or delayed).  In the event of such extension, the Note is payable as follows:  (a) one payment of accrued and unpaid interest on March 31, 2009;  (b) five monthly payments of principal plus accrued and unpaid interest thereon in an amount necessary to amortize the outstanding principal balance of the Note as of March 17, 2009 over a period of 24 months commencing on April 30, 2009 and continuing on the same day of each calendar month thereafter (or if no such corresponding date, on the last date of such calendar month); and (c) a final payment of all principal plus accrued and unpaid interest on September 17, 2009.  The Loan Agreement grants the Lender a security interest in all of the assets, now owned, or hereafter acquired by the Debtors, and pledges all of the outstanding common stock of NDS and all of the outstanding membership interests of UCS to the Lender.

NOTE F — STOCK OPTIONS

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

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At September 30, 2008 and December 31, 2007, the Company maintained balances with financial institutions in excess of FDIC insured limits.

Major Customers

During the three months and nine months ended September 30, 2008, the Company had transactions with one customer that amounted to approximately 21.8% and 33.5%, respectively, of the Company’s revenue.  This customer was not affiliated with the Company through common ownership.

NOTE H — COMMITMENTS

Operating Leases

On April 1, 2008, United extended its prior three year agreement to lease office facilities at its present location for an additional twelve months at $2,400 per month, with an option to further extend its lease for an additional two years.

NOTE I — RELATED PARTY TRANSACTIONS

As disclosed in Note E, the Company has notes payable totaling $70,000 at September 30, 2008 and December 31, 2007.  The notes payable at December 31, 2007, were due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United and were repaid on August 20, 2008.  The notes payable at September 30, 2008, are due to two minority shareholders of the Company.

NOTE J — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 22,815,580 and 19,816,209 for the three months and nine months ended September 30, 2008.  Options to purchase 402,000 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding during the three months and nine months ended September 30, 2008, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the estimated market price of the common shares.

NOTE K — SUBSEQUENT EVENTS

Departure of Chief Executive Officer

On October 14, 2008, the Board of Directors replaced Jeffery C. Swank as the Company’s Chief Executive Officer and President.  On that same date, the Board of Directors appointed Walter R. Green, Jr., the Company’s current Chief Financial Officer, Secretary, and Treasurer to also serve as Chief Executive Officer and President commencing October 14, 2008.

Amendments to Articles of Incorporation or Bylaws

On October 14, 2008, the Board of Directors of the Company approved the adoption of the First Amended Bylaws of the Company effective immediately to reflect the Company’s current name as United eSystems, Inc. (formerly Riverbend Telecom, Inc.) and delete Section 13(d) of Article III from the Bylaws which prohibited the Company from taking certain actions by the written consent of the Company’s shareholders.  The amendment allows the Company, when permitted by Nevada law, to take action without the necessity of holding either an annual or special meeting if the Company has received the necessary shareholder consents to take action.

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

In addition, the Company, through its acquisition of NDS, now offers additional services including credit and debit card processing, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and with their addition it allows us to provide a more comprehensive line of services to our existing and prospective business customers.

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes include in this Form 10-Q, and in conjunction with our Form 10-KSB previously filed for the year ended December 31, 2007.

Three Months and Nine Months Ended September 30, 2008 compared to the Three Months and Nine Months Ended September 30, 2007.

Our revenue is generated by providing payment services which include Automated Clearing House (ACH) processing services as well as earning residual revenue from credit card merchant services for business customers.  We also provide electronic account verification services.  The majority of our customers utilize our services to collect their gross receipts or accounts receivable electronically.  However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, and intercompany transfers.  We recognize our ACH revenue upon completion of the service being provided and residual credit card services revenue upon receipt from our sponsoring banks which is consistent with industry practices within the United States of America.

For the three months ended September 30, 2008, revenues were $498,191, compared to $297,603 for the three months ended September 30, 2007, representing an increase of $200,588, or approximately 67.4%.  For the nine months ended September 30, 2008, revenues were $1,073,690, compared to $934,366 for the nine months ended

September 30, 2007, representing an increase of $139,324, or approximately 14.9%.  On August 22, 2008, we completed the acquisition of NDS, and on September 17, 2008 we completed the purchase of a portfolio of credit card service accounts.  As a result of these transactions, our revenues increased for both the three months and nine months ended September 30, 2008 as compared to the same periods a year ago.

Cost of revenues includes the costs incurred in conjunction with the items processed as well as costs associated with the residual credit card revenue we now receive through NDS, our wholly owned subsidiary.  These costs include the direct transactional costs incurred with respect to ACH processing and software as well as direct costs associated with the revenue generated from credit card merchant processing services.

For the three months ended September 30, 2008, cost of revenues was $175,390, compared to $188,537 for the three months ended September 30, 2007, representing a decrease of $13,147, or approximately 7.0%.  For the nine months ended September 30, 2008, cost of revenues was $478,540, compared to $566,427 for the nine months ended September 30, 2007, representing a decrease of $87,887, or approximately 15.5%.  The decreases in cost of revenues in the current quarter and the nine months ended September 30, 2008, reflect the elimination earlier in 2008 of certain marginally profitable ACH accounts which were only partially offset by the cost of sales related to the operations of NDS.

For the three months ended September 30, 2008, the Company’s gross profit was $322,801, compared to $109,066 for the three months ended September 30, 2007, representing an increase of $213,735, or approximately 195.9%.  For the nine months ended September 30, 2008, the Company’s gross profit was $595,150, compared to $367,939 for the nine months ended September 30, 2007, representing an increase of $227,211, or approximately 61.7%.  The increase in gross profits for the three months and nine months ended September 30, 2008, is mostly related to the increase in revenue associated with the acquisition of NDS as previously described.  Because the acquisition was completed during the current quarter, the positive effective on revenue and gross profit is more substantial for the current quarter than for the year-to-date gross profit.

Operating expenses include costs of personnel, computers, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with the Company’s payment services business.

For the three months ended September 30, 2008, operating expenses were $142,455, compared to $62,655 for the three months ended September 30, 2007, representing an increase of $79,800, or approximately 127.4%.  The increase in operating personnel costs of $3,180 was related to the addition of ACH transaction processing personnel during 2008 compared to the prior period.  Increases in travel costs of $8,394 and other operating costs of $68,226 related mostly to the effect on operations from the acquisition of NDS during the three months ended September 30, 2008.  The increase in travel related to planning and managing the combined operations of the Company and NDS in conjunction with the Company’s acquisition of NDS.  The increases in other operating costs include amortization expense of $42,018 associated with the acquisition of NDS and our portfolio asset purchase, together with office expense of $5,734, telephone and internet expenses of $4,309, office leases of $4,000, and equipment expenses of $3,507 related to the operations of NDS.

For the nine months ended September 30, 2008, operating expenses were $272,445, compared to $198,822 for the nine months ended September 30, 2007, representing an increase of $73,623, or approximately 37.0%.  The increase operating personnel costs of $6,244 was related to the addition of ACH transaction processing personnel during 2008 compared to the prior period.  Increases in travel costs of $13,130 were partially due to costs earlier in the year associated with enhancements to our ACH processing systems at out-of-state locations where we maintain redundant systems, reimbursable travel costs incurred by consultants that provided professional services to the Company, together with increases in travel costs during the current quarter associated with planning and managing the combined operations between the Company and NDS, our newly acquired subsidiary.  Increases in other operating costs of $54,249 related mostly to the effect on operations from the acquisition of NDS during the three months ended September 30, 2008.  The increases in other operating costs include amortization expense of $42,018 associated with the acquisition of NDS and our portfolio asset purchase, together with office expense of $5,734, telephone and internet expenses of $4,309, office leases of $4,000, and equipment expenses of $3,507 related to the operations of NDS.  The increases in other operating costs for the nine months ended September 30, 2008, were partially offset by decreases in computer maintenance expenses of $1,399, office expenses of $1,394, and other operating expenses $10,500.  The maintenance and office expenses decreased in conjunction with efficiencies gained during 2008 from the improvements we made to our computer workstations and ACH processing servers in late

2007.  The decrease in other operating expenses related to the cost of uncollected returned ACH transactions previously paid to one of our customers that discontinued operations and for which we were unable to collect in the prior year.

For the three months ended September 30, 2008, the Company’s selling, general, and administrative expenses were $106,577, compared to $30,268 for the three months ended September 30, 2007, representing an increase of $76,309, or approximately 252.1%.  This relates mostly to increases in personnel costs of $50,315, legal and accounting expenses of $9,461, marketing expenses of $8,654, and other selling, general and administrative expenses of $7,879.  The increase in personnel costs represent the inclusion of the sales and administrative staff of NDS within our consolidated financial statements following our acquisition of NDS.  The increase in legal and accounting expenses relate to costs associated with our acquisition of NDS and the related portfolio purchase which were not capitalized as part of the purchase price.  The increase in marketing expenses represents a combination of marketing costs of NDS included following the acquisition together with our share of certain joint marketing costs incurred with NDS prior to the completion of the acquisition.  The increases in other selling, general, and administrative costs represent office supplies and expenses of NDS which are included in our consolidated financial statements following the acquisition date.

For the nine months ended September 30, 2008, the Company’s selling, general, and administrative expenses were $233,767, compared to $138,014 for the nine months ended September 30, 2007, representing an increase of $95,753, or approximately 69.4%.  This increase is due to the increase in personnel costs of $38,245, legal and accounting expenses of $14,393, marketing of $5,144, consulting of $32,500, and other selling, general and administrative costs of $5,471.  Personnel costs increased as a result of consolidating the costs of NDS staff which was partially offset by decreases in our ACH staff earlier in 2008 prior to when we obtained additional ACH processing personnel.  Legal and accounting expenses increased in conjunction with non-capitalized costs associated with our acquisition of NDS together with costs incurred earlier in 2008 while conducting our search and preliminary efforts to find a suitable acquisition.  Increases in marketing expenses related to the consolidation during the current quarter of NDS expenses into our financial statements.  Increases in consulting reflect the utilization of professional consultants at the beginning of the year which were discontinued by the second calendar quarter of 2008.  The increases in other selling, general and administrative expenses represent increases in office supplies and expenses related to the consolidation of NDS expenses into our financial statements.

Net income for the three months ended September 30, 2008, was $25,824 compared to $12,088 for the three months ended September 30, 2007, representing an increase of $13,736, or approximately 113.6%.  For the nine months ended September 30, 2008, our net income was $34,944 compared to $20,137 for the nine months ended September 30, 2007, representing an increase of $14,807, or approximately 73.5%.  The results for the three months ended September 30, 2007, reflect the net positive effect from the acquisition of NDS, together with improvements we made within our ACH processing business related to eliminating marginally profitable accounts earlier in the year.

The results for the nine months ended September 30, 2008, reflect the overall improvement in revenues and the resulting net income as a result of our acquisition of NDS together with improvements made in our ACH processing business with respect to eliminating marginal accounts.  These improvements were partially offset by approximately $39,000 of costs for consultants during the first half of 2008 in our efforts to obtain either suitable processing payment portfolios or acquisitions.  These costs were not critical to our ongoing operations and are not of a recurring nature.

Liquidity and Capital Resources

Per the Company’s Consolidated Statements of Cash Flows, net cash provided by operating activities for the nine months ended September 30, 2008, was $122,487, compared to $29,096 for the nine months ended September 30, 2007, or an increase of $93,391.  This increase is mostly due to the increase in net income of $14,807, together with various adjustments necessary to reconcile net income to net cash used in operations for each of the respective periods reported.

For the nine months ended September 30, 2008, adjustments that increased our net income of $34,944 included depreciation and amortization expense of $64,555, together with decreases in trade receivables of $16,872, prepaid expenses of $6,792, prepaid interest of $10,000 and  increases in customer deposits of $42,502.  These increases to net income were offset by adjustments that reduced net income such as the decrease in accounts payable and accrued liabilities of $9,981.  The adjustments for depreciation and amortization included $42,018 of amortization expense related the acquisition of NDS and purchase of the portfolio asset previously described.  The decrease in trade receivables related to improvements made in our ACH business related to marginal accounts.  The decrease in prepaid expenses related mostly to prepaid insurance.  The decrease in prepaid interest related to recognition of certain interest costs that are amortized over the term of one of the credit facilities we obtained and utilized to finance the acquisition of NDS and the portfolio asset purchase.  The reduction in accounts payable and accrued liabilities was related to a change in the way we paid some of our vendors which reduced turnaround time with these payments.

For the nine months ended September 30, 2007, adjustments increasing our net income of $20,137 included depreciation expense of $20,836, the decrease in trade receivables of $23,430, offset by adjustments that decreased our net income, such as the increase in prepaid expenses of $6,466, and the decrease in accounts payable and accrued liabilities of $28,841.  The increase in prepaid expenses related mostly to prepaid insurance.  The reductions in accounts payable and accrued liabilities relate mostly to payments for income taxes.

Net Cash used in investing activities was $2,603,410 for the nine months ended September 30, 2008, compared to $70,489 for the nine months ended September 30, 2007.  Cash used in investing activities for the nine months ended September 30, 2008, consisted primarily of cash used in the acquisition of NDS and the portfolio asset purchase as previously described, together with the acquisition of property and equipment as part of our continued improvements to our computer workstations and software systems related to our ACH processing business.  Cash used in investing activities for the nine months ended September 30, 2007, consisted primarily of deposits we maintain at certain banks in conjunction with our ACH processing business, together with acquisitions of property and equipment representing the improvements we made to our workstations and ACH processing hardware and software during the prior year.

Net Cash provided by financing activities was $2,555,000 for the nine months ended September 30, 2008, representing proceeds from notes payable we utilized to finance the acquisition of NDS and the portfolio asset purchase previously described.  Net Cash used in financing activities was $46,000 for the nine months ended September 30, 2007, representing principal payments made on notes payable to the majority shareholders.

As described in Note A of our financial statements included in this report, and in our Form 10-KSB for the year ended December 31, 2007, on July 14, 2004, United executed a Contribution Agreement to effect a reverse acquisition with Riverbend Telecom, Inc., a reporting company under the Securities and Exchange Act of 1934, for the purpose of becoming a public company to enhance the planned expansion of our operations.  On this date, the members of United agreed to take a distribution for the amount of undistributed earnings accumulated by us through July 14, 2004, which amounted to $156,000.  In order to ease our cash flow requirements, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to the members of $100,000, and notes payable due to the members for the total amount of $256,000 were established.  The notes required monthly interest-only payments at an annual percentage rate of 10% and were due on demand.  On August 20, 2008, the remaining principal balance on these notes totaling $70,000 was repaid.

On September 4, 2008, and September 8, 2008, the Company entered into two new notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.

As described in Note B of our financial statements included with this report, the Company entered into two significant transactions, the acquisition of NDS and the asset purchase of a portfolio of credit card services accounts, which were completed on August 22, 2008, and September 17, 2008, respectively.  The cash portion of the purchase of NDS was $320,000 and the cash portion of the asset portfolio purchase was $2,275,000.  The cash portion of these transactions was partially financed with a $500,000 credit facility the Company established with one of its existing shareholders, together with a credit facility of $2,128,500 established with Thermo Credit LLC.  As of September 30, 2008, the outstanding balance of these credit facilities was $426,500, and $2,128,500, respectively.

To date the Company has financed its capital expenditure needs from cash flows generated from its operations.  At this time, management believes it has sufficient operations and existing non-restricted cash to fund its needs for the next twelve months.

Our future expansion is planned from two sources.  First, we plan to continue to expand our use of independent sales organizations (ISO’s) to assist in the growth of our ACH, credit card, and verification service businesses through our newly acquired subsidiary NDS.  We have and plan to continue to structure the sales compensation plans offered by NDS based mostly on commissions, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to payment services.  Accordingly, we believe we can continue to expand our sales activities from our internally generated cash flow.

Second, we believe we will continue to expand future operations through acquisitions of companies and/or account portfolios which are accretive to our current earnings.  Going forward, we expect our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.

As disclosed in Note G of our financial statements included with this report, we have disclosed certain concentrations with significant customers.  During the three months and nine months ended September 30, 2008, the Company had transactions with one customer that amounted to approximately 21.8% and 33.5%, respectively, of the Company’s revenue.  This customer was not affiliated with the Company through common ownership.

Recent General Economic Conditions

In light of the recent slowdown in the economy and challenges within the financial sector and credit markets it has become more difficult for many companies to evaluate their future operations.  Although we were able to complete our recent financing transactions which facilitated the acquisition of NDS on August 22, 2008, and the purchase of the portfolio asset on September 17, 2008, we believe that access to future financing may become more difficult until such time as general economic conditions improve.  At this time we have not experienced any material negative impact from recent economic conditions, but we believe it is reasonable to expect that our payment processing business, both for ACH and for credit card transactions could be negatively impacted by these conditions.  Accordingly, we believe that the following factors should be taken into consideration:

•	We may experience reductions in the amount of payments we process for merchants as a result of a downturn in consumer activity and consumer confidence.
•	We may be negatively impacted in our credit card processing business if consumers are unable to maintain existing credit card limits or have credit card services terminated.
•	We may experience difficulties in maintaining or re-financing our existing credit facilities at either equivalent or more favorable rates.
•	New sources of borrowed capital may become more expensive or unavailable which may inhibit our ability to grow.
•	Competition may become more intense and we may be required to reduce pricing to maintain the business we have and/or to obtain new business through our existing sales force.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

3.1	First Amended Bylaws of United eSystems, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 14, 2008).
10.1	United eSystems, Inc. 2008 Incentive Stock Plan.*
10.2	NetCom Data Southern Corp. Share Purchase Agreement dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 28, 2008).
10.3	Robert J. Sorrentino Secured Promissory Note dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 28, 2008).
10.4	Robert J. Sorrentino Security Agreement dated August 22, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on August 22, 2008).
10.5
Purchase Agreement dated September 17, 2008 between Netcom Data Corp. and Net Com Data Corp of N.Y. and American Timeshare Associates, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 23, 2008).

10.6	Promissory Note dated September 17, 2008 issued to Thermo Credit, LLC. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 23, 2008).
10.7
Loan, Pledge, and Security Agreement dated September 17, 2008 by and among Thermo Credit, LLC and United eSystems, Inc., Netcom Data Southern Corp., Netcom Data Corp. and United Check Services, L.L.C. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on September 23, 2008).

10.8
Subordination Agreement dated September 17, 2008 by and among Robert Sorrentino, Thermo Credit, LLC and United eSystems, Inc., Netcom Data Southern Corp, Netcom Data Corp. and United Check Services, L.L.C. (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on September 23, 2008).

10.9
Pledge and Control Agreement dated September 17, 2008 by and among Thermo Credit, LLC and Leon Nowalsky and Robert Sorrentino (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 23, 2008).

10.10	Service Agreement dated July 31, 2008 between LaSalle Bank, N.A. and Netcom Data Corp. (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on September 23, 2008).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*
_______________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: November 14, 2008	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)