Form 10-K
period 2008-12-31
United eSystems, Inc.
filed 2009-03-31
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49745

UNITED ESYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2150635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15431 O’Neal Road, Gulfport, Mississippi	39503
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(228) 832-1597

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.
Yes ☐    No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There was no public trading market for the registrant's common stock as of the last business day of its most recently completed second fiscal quarter and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2009
Common Stock, $.001 par value	34,316,667 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about United eSystems, Inc. (the “Company”) and our subsidiaries, United Check Services, L.L.C. (“United”) and Netcom Data Southern Corp. (“NDS”), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this annual report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, United, and NDS (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A. of this report.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

In this annual report on Form 10-K we use the terms “Company,” “we,” “us” and “our” to refer to United eSystems, Inc. and its wholly owned subsidiaries, United Check Services, LLC (“United”) and Netcom Data Southern Corp. (“NDS”).  We refer to our $.001 par value common stock as our common stock.

Except for historical information, the following description of our business may contain forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in this report.

ITEM 1.  BUSINESS

Corporate History

United eSystems, Inc. is an electronic payment services provider which offers automated clearing house (“ACH”) services, credit card merchant processing services, and other services related to electronic payments.  We have been in the ACH payment services business since 1998.  In 2008 we entered the credit card payment services business through the acquisition and portfolio asset purchase described below.  We now provide payment services for approximately 2,000 merchant accounts.

As previously described, we have been an ACH provider, engaged in the business of handling automated bank transactions, since 1998.  ACH transactions are also known as electronic checks, or electronic check payments, or electronic debits or credits.  We provide a variety of ACH payment services which include automatic debits, automated recurring debits, electronic check truncation, web payments, and remote deposit capture.  We cater mostly to merchants engaged in businesses that require significant volumes of electronic transactions.  Such services include accounts receivable conversion, direct payroll deposit, point-of-sale check clearing, automatic recurring payments, remote deposit capture, electronic collection services and other similar forms of electronic payment services.

In addition to our ACH services, the Company, through its two acquisitions describe below, now offers credit and debit card processing, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and allow us to provide a more comprehensive line of services to our existing and prospective business customers.

Our ACH subsidiary was originally formed and began operations in 1998 under the laws of Louisiana.  We were originally incorporated under the laws of the state of Nevada in 2001.  Our principal executive offices are located at 15431 O’Neal Road, Gulfport Mississippi 39503, and our telephone number is (228) 832-1597.  Our wholly owned subsidiary, United Check Services, LLC, through which we conduct all of our ACH business operations, is a Louisiana limited liability company formed in 1998 and operates out of our principal executive offices.  Our wholly owned subsidiary, Netcom Data Southern Corp., a Georgia corporation, is located at 980 Canton Street, Roswell, Georgia 30076, serves as our sales and marketing office and conducts our merchant processing business, and its telephone number is (770) 649-1225.

Acquisition of Netcom Data Southern Corp.

On August 22, 2008, we entered into a Stock Purchase Agreement with Netcom Data Southern Corp., pursuant to which we acquired all of the common stock of NDS, a credit card merchant processing business.  We acquired NDS as a means of diversifying our electronic payments business and creating a dedicated sales staff.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  Upon completion of the transaction, the Company’s gross revenues are now approximately 45% from its ACH payments business and 55% from credit card merchant processing services.  NDS’ revenue is derived through contracts it has with several sponsor banks in the United States.  NDS is able to establish wholesale pricing with these banks in exchange for obtaining merchant customers that process credit card transactions through the sponsor bank.  NDS receives a portion of the fees charged on the merchant accounts for the life of the accounts.  In addition to obtaining merchant customers, NDS provides certain customer service functions in accordance with it contractual relationships with its sponsor banks.  NDS also provides a variety of electronic verification services which include identity and age verification.  We believe that the acquisition of NDS provides the opportunity to improve our operating results and the possibility of creating future value by expanding our line of payments services and by providing us with a dedicated sales staff for marketing all of our payment services.

Pursuant to the agreement, we acquired all of the outstanding stock of NDS in exchange for approximately net cash of $272,000, an unsecured promissory note payable of $2,720,000, and 7,800,000 shares of the Company’s restricted common stock which had an estimated fair value at the date of the acquisition of $.05 per share.  As a result of the transaction, all of our sales and marketing activities, as well as all of the customer service duties to manage the credit card merchant accounts of NDS will be conducted through NDS, which is now a wholly owned subsidiary of the Company.  Accordingly, we have migrated most of the administrative functions of NDS, such as accounting, bill payment and payroll, to our corporate headquarters in Gulfport, Mississippi.

Portfolio Asset Purchase

On September 17, 2008, we, through our wholly owned subsidiary NDS, entered into and closed an Asset Purchase Agreement with Netcom Data Corp. of N.Y. (“Netcom NY”) and American Timeshare Associates, Inc. (“ATA”).  Under the terms of the agreement, the Company paid $2,275,000 in cash, plus 3,200,000 shares of its restricted common stock, in exchange for the assignment all of the seller’s rights under a Independent Sales Organization Agreement (the “Bank Agreement”) with LaSalle Bank, N.A., a subsidiary of Bank of America (the “Bank”).  The terms of the Bank Agreement allow merchant customers of the seller to utilize the credit card merchant processing services provided by the Bank.  As a result of the assignment of the Bank Agreement, NDS will perform certain services previously provided by the seller under the Bank Agreement and will receive all payments due therefore from the Bank.

Upon this acquisition, we folded the portfolio into an existing portfolio of NDS located at the same sponsor bank which provided for a seamless transition.  This reduced deposits, streamlined customer service, and further increased the credit card services portion of our business.

We accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on our consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.

Industry Background

ACH Payment Services

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

Credit Card Payment Services

Our credit card payment services are provided through our wholly owned subsidiary NDS, which acts an independent sales organization (ISO) that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  NDS receives a portion of the fees generated from credit card merchant processing services which are provided through its contractual agreements with various sponsor banks.

A card transaction begins when a cardholder presents a card for payment to a merchant.  In most cases this is a face-to-face transaction and the card is swiped through a point-of-sale (POS) terminal card reader, which may be provided by NDS. Card and transaction information is captured and transmitted through the POS device to one of our sponsor banks for processing.  Once the transaction is accepted, the merchant receives an authorization code which provides the merchant with a high level of confidence that the transaction is authentic and does not exceed the consumer’s spending limits.  The terminal electronically records sales draft information, such as the credit card identification number, transaction date and value of the goods or services purchased.  Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized.  Stored value card transactions function similarly to debit cards except that the card itself functions similar to the bank account and a sufficient available balance must exist on the card at the time of purchase in order to be authorized.  PIN-based or on-line debit transactions are sent through a debit network, while signature-based, off-line debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or on-line debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, off-line debit or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card transaction posts to a cardholder’s account, reducing the available credit limit in a similar manner.

In providing our credit card services, we are designated as a Merchant Services Provider (MSP), and as an Independent Sales Organization (ISO), by Mastercard and Visa (Card Association).  We obtain these designations through our sponsoring banks which are member clearing banks of the Card Association, and accordingly, we adhere to all standards of the Card Associations that apply to us.

Our credit card services business is based on a combination of sales efforts and ongoing customer service.  Our sales efforts are focused on obtaining new merchants, completing applications, and assisting the merchant in satisfying any additional underwriting requirements of our sponsoring banks.  Our customer efforts are focused on assisting new merchants with implementation of POS hardware, providing software upgrades, advising existing merchants of new developments in card association rules or pricing, and providing general support for merchants that may have questions regarding services.

Business Strategy

General Strategy

As a payment services, we cater mostly to businesses that require significant volumes of electronic transactions.  Our services may include electronic sales collections, accounts receivable conversion, recurring billing, direct payroll deposit, check clearing, automatic direct debit bill payment, electronic credits and other complimentary services, which include account and route number verification, identity, and age verification.  Our verification services help merchants avoid originating erroneous transactions, as well as assist certain types of merchants, such as internet businesses, gift retailers, money service businesses, and consumer loan companies, meet regulatory guidelines that apply to their businesses.

With respect to our electronic ACH business we act as the customer’s ACH processor to clear transactions electronically through the Federal Reserve banking system.  We are also paid electronically based on our transaction volume for each customer at the time we settle payments to their operations accounts.  To date, the majority of our customers use ACH to collect their sales or accounts receivable.  Within the payments industry, we are known as a “third party processor” or “third party sender.”  This distinguishes us from traditional financial institutions that function within the ACH network and also serve as our competition.  We have been engaged in the ACH processing business since 1998.

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

Our strategy is to expand our traditional ACH business by increasing the volume of business we conduct with our current customers as well as expanding our base to new types of customers.  As existing customers expand their businesses, we will continue to provide economical solutions for their ACH processing needs.  Additionally, we plan to expand our revenue base to both new and existing customers by adding services that compliment ACH processing such as credit card transaction services, real-time account and identity verification services and electronic bill payment services.  As we add more products and services, we are able to develop a greater variety of customized payment solutions for clients, as well as provide enhancements for our existing clients.  By developing various customized payment solutions that integrate other payment technologies and products with ACH, we can service particular needs in niche markets.  We believe that our acquisition of NDS during 2008 will assist in accomplishing our strategy going forward.

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

With the acquisition of NDS, we added several new electronic verification services to our product line, which include identity verification and age verification services.  These services are provided in real-time through contracts we have with reputable multi-national providers of real-time database services.  We are able to negotiate lower rates in exchange for delivering significant volumes of transactions.  This allows us to deliver cost effective solutions to our merchants and still maintain acceptable margins.

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

We also provide credit card merchant processing services through NDS as previously described.  Going forward, we plan to expand our sales force of independent payment services agents through various programs designed to provide flexibility in our business relationships with sales agents.  We have a variety of agent compensation programs designed to handle referrals, entry level agents, established agents, and national sales agents.  We also have a bank partner program designed for small banks and credit unions.  Although we cater mostly to small and medium business, we have the pricing ability to compete with other larger payment service providers.

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

Acquisition Strategy

Our acquisition strategy is to complement our growth through selective acquisitions of either payment asset portfolios or companies with growth potential that have a solid customer base, have established products and services, and operate with strong management teams and dedicated employees.  During 2008, we completed the acquisition of NDS as part of this strategy together with the asset acquisition of Netcom NY.  We continue to seek companies that bring minimum integration risk, but that add to our overall scale.  We seek acquisitions that either fill a product gap; enhance our existing product line; add businesses with adoption growth models; provide enhanced economies of scale; expand our customer base for cross-sell opportunities; or a combination of these factors.  We currently have no understanding, arrangement or agreement for any such pending acquisitions at this time.

Marketing and Sales

Our goal is to expand our presence within the payments industry by developing a marketing team that can effectively communicate our quality of service and the operational efficiencies that our payment services can provide to potential customers, both stand alone and in conjunction with complementary products and services that we offer.  Currently we utilize leads generated from our website, word-of-mouth referrals, lead generation services, and by utilizing independent sales agents and sales organizations to obtain our current level of business operations.

We will continue to increase our volume of business with both new and existing clients through quality customer service and by making continual improvements to our processing methods and systems in order to improve product efficiencies.  This is often accomplished through routine feedback that our personnel and sales agents obtain from our clients as well as from their customers.  Where possible, this feedback is translated into future enhancements designed to improve service and efficiency.

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

Operations

Our corporate headquarters and our ACH processing center are located in approximately 2,400 square feet of office space in Gulfport, Mississippi.  We maintain completely mobile office servers and workstations at our processing center in Gulfport, with our main transaction processing computer servers located in a state-of-the art co-location facility in Atlanta, Georgia.  We utilize multiple redundancy, and communicate through encrypted connection with VPN firewall protection.  We also maintain electrical backup power for all servers and workstations.

Our current operational setup prevents interruption of business due to normal temporary power outages or fluctuations.  It also facilitates our ability to quickly mobilize our operations from our Gulfport, Mississippi processing center to either the NDS sales location in Roswell, Georgia or to any other location within the United States that provides high speed internet connectivity.  From any such location, we are able to quickly re-establish communication between our office workstations and our remote transaction servers and resume processing transactions for our merchant customers.

Prior to any business being transacted, either for ACH or credit card processing, prospective clients are reviewed and approved by us and the sponsor bank that will be associated with the account.  At this time we utilize processing relationships with three banks for our ACH business and two banks for our credit card services.  Once approvals are issued, the proper merchant agreements are executed and accounts are set up.  If applicable, appropriate deposits are placed on hand by the client.  The entire process typically takes several business days to one week.

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

Once we complete underwriting and a new client is approved, their account is set up and online training is provided by our staff in the use of the front end component of the software.  This allows the client to access their account via our website and begin entering transactions to be processed.  Our systems allow clients the option of either manually entering transactions or uploading daily batch files for processing.  We have numerous methods of accepting transaction data from clients, including comma separated files, XLM interface for real-time submissions, virtual terminal entry, and Excel file conversions.  Each batch that a client enters via web access is followed by a transmittal form which creates a crosscheck of the batch total in order to avoid processing erroneous batch files and to provide additional security measures between us and the client.

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

The bank provides confirmation after they have transmitted the file successfully to the Federal Reserve.  This provides confirmation for us that the file was processed.  Client payments are made by us based on ACH files, not by individual transactions.  Any transactions within a file that are not properly formatted are rejected and must be resubmitted following correction of the error.  The client settlements created in our system are based on the batch totals, less returned transactions, which equals the net amount due the client.  In one of our systems, the client’s account is debited at the time of settlement to pay us for the fees associated with the transactions we have performed on their behalf.  Within our other system, client fees are charged daily based upon the transactions processed for that day whether or not there is a settlement due the client for that given day.

In addition to ACH, we also provide real-time account verification services.  These include real-time verification of bank route numbers, account numbers, as well as information regarding the status of bank accounts that may be frozen or restricted due to non-sufficient funds, magnetic ink character recognition problems, trust account restrictions, or other conditions which would typically preclude the account from accepting an ACH debit transaction.  To date we have utilized independent vendors and we act as an intermediary for customer service.  In most cases these services are delivered with internet based systems through automated interfaces that we have developed, known as web services, so there is little customer service involved once the accounts and interfaces are set-up.  Similar to ACH, as we increase the aggregated volume of these type transactions our costs per unit decrease.

Through NDS we also offer identity and age verification services which assist merchants in authenticating their customers in real time at the point of sale.  These services also assist certain types of merchants in meeting regulatory guidelines applicable to their businesses, as previously mentioned.

Our credit card payment services are provided through our wholly owned subsidiary NDS, which acts an independent sales organization (ISO) that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  NDS receives a portion of the fees generated from credit card merchant processing services which are provided through its contractual agreements with various sponsor banks.

In providing our credit card services, we are designated as a Merchant Services Provider (MSP), and as an Independent Sales Organization (ISO), by Mastercard and Visa (Card Association).  We obtain these designations through our sponsoring banks which are member clearing banks of the Card Association, and accordingly, we adhere to all standards of the Card Associations that apply to us.

With respect to our credit card services, these transactions are processed by the sponsor banks with which we maintain contractual agreements for the placement of merchants.  Although we provide many of the customer service functions for these merchants, we do not capture or maintain sensitive credit card information within our systems and therefore are not subject to the typical security standards required of companies actually engaged in the processing and storage of sensitive information associated with such transactions.  We do adhere to any VISA/Mastercard Association standards that are applicable to any of our activities, and provide ongoing training and updates to our staff and our independent sales agents in order to keep them abreast of current guidelines and sponsor bank policies.

Our credit card services business is based on a combination of sales efforts and ongoing customer service.  Our sales efforts are focused on obtaining new merchants, completing applications, and assisting the merchant in satisfying any additional underwriting requirements of our sponsoring banks.  Our customer efforts are focused on assisting new merchants with implementation of POS hardware, providing software upgrades, advising existing merchants of new developments in card association rules or pricing, and providing general support for merchants that may have questions regarding services.

We establish pricing for credit card services with our sponsoring banks, which is partially based upon a percentage of the transaction amount, plus a fee per transaction.  We are able to negotiate lower pricing than any of our merchant customers could obtain because we handle certain customer service functions thereby relieving our sponsor banks of these duties, and we aggregate the business volume of many merchants and deliver substantially more card transactions to each of our sponsor banks than the business volume of any one of our merchants.  This allows us to offer competitive pricing to individual merchants while still maintaining a profit margin between the merchant’s price and the costs we maintain with our sponsor banks.

Products and Services

We market a variety of related payment services and products in order to provide turn-key business solutions for clients, including ACH services, credit card services, account verification services, identity and age verification services, pin-based transaction services, and other related services.

ACH Processing Services

Our ACH services are typically priced based on transaction fees per each ACH debit, credit, or returned transaction.  As stated previously, ACH transactions are processed in batches, rather than in single transactions.  This contributes to cost efficiencies compared to other types of electronic payments such as bank wires or credit card transactions.  For this reason, ACH is one of the least expensive electronic payment methods in the marketplace today.  In addition to the ACH transaction fees, we also charge a monthly account maintenance fee for each active ACH account.  We typically do not charge extra fees for customer support and training.  Because ACH fees are typically based on a fixed fee per each transaction, ACH provides the most cost effective method of processing for merchants that have significant volumes of transactions.  These larger merchants are usually able to obtain lower unit fees than smaller merchants.

Verification Services

Our account verification services are intended to assist clients in reducing their incidence of returned or erroneous transactions by providing real-time verification of the validity of particular customer bank accounts.  We typically set up automated interfaces between our server and the client to provide a real-time connection that allows our customer’s system to query the service and obtain verifications of bank routing number, account number, account status, as well as identify the incidence of dishonored checks presented on the account.  With higher levels of service, we can crosscheck databases to determine whether a particular account has recently returned electronic ACH transactions based on proper authorization not being available.  Our service can also identify accounts that will not accept ACH transactions, such as trust accounts or accounts set up with other payment restrictions.  In the case of merchants that conduct non-face-to-face transactions, such as internet or telephone based businesses, these services are an integral part of maintaining certain standards prescribed by NACHA for allowing these types of transactions to be originated on the ACH network.

Our identity and age verification services are intended to assist merchant clients in authenticating their customer by cross-matching information such as name, address, and social security number against databases provided contractually to us from large multi-national vendors.  These services may also be utilized to verify age information provided to the merchant by the customer.  Such services allow the merchant to avoid erroneous or fraudulent transactions, as well as to assist merchants in meeting certain regulatory guidelines applicable to their businesses.

Credit Card Services

Through our acquisition of NDS, we substantially increased our volume of business with respect to credit card services.  As previously described, we maintain contracts with sponsoring banks that process credit card payments, which establish our wholesale pricing for these services.  We market these services to prospective merchants in a wide variety of industries.  Although most of our credit card services businesses relates to face-to-face transactions, we do maintain customers engaged in non face-to-face transactions such as telephone or internet orders.

We act as a placement agent by obtaining leads, creating sales proposals, and assisting merchants in completing and submitting applications to one of our selected sponsor banks.  Once underwriting is completed, we also assist merchants in implementing their credit card services.  This may include providing merchants with our in-house technical support to assist with equipment procurement and programming, depending on the needs of the merchant.  Once accounts are established, we provide ongoing customer service by providing supplies, assistance with equipment, and act as a front line for problem resolution between the merchant and sponsor bank.

Other Commission Income

At this time, we offer several services that we obtain from other vendors in exchange for a portion of the transaction fees for the life of the account.  These include electronic gateway services, stored value card products, gift cards, and automated teller machine (ATM) services.

Independent Sales Organizations and Independent Sales Agents

We currently utilize approximately twenty-five independent sales agents and/or organizations to assist in marketing our services.  Most of our sales agents have pre-existing relationships with businesses in particular market segments.  Because our payment services are electronic, our business is not restricted to any portion of the United States.  For this reason, we have sales agents located throughout the continental United States, with our strongest geographic presence within the eastern United States.

We believe that we benefit from the business relationships these sales organizations and agents have already established with their clients.  Based on these relationships, they can effectively evaluate which products and services should be offered to the client and illustrate the potential benefits that the client may realize.  All of our sales organizations and agents are compensated on a commission basis calculated on a percentage of the fees we receive from the client.  Commissions paid to individual agents may vary depending upon the nature of the accounts they represent.  Generally, all agents are compensated based upon a percentage of the fees we collect, in excess of a floor price that we retain.  In this manner, we receive, at a minimum, the floor price to cover our cost, plus a percentage of the excess fee amount.  Conversely, the sales organization or agent receives its percentage of the amount of collected fees in excess of the floor price.

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

Customers

For the year ended December 31, 2008, one customer, Insight Marketing LLC, accounted for approximately 25.2%, of our total revenues.  The loss of this customer could have a material adverse effect on our business.

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

Upon completion of merchant underwriting, we assist with implementation and provide training for the client’s designated person or persons that will operate the system.  The setup process can be completed in an hour for manual entry clients.  For clients utilizing automated interfaces to submit transactions it usually takes an additional amount of work time, depending on the client’s needs and whether the client has technical support to address issues with its own computer network.  Online training typically is utilized and takes less than an hour.  Once both the training is complete, the client is able to begin submitting transactions.

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

Competition

The electronic payments industry in the United States is highly competitive, rapidly evolving, and continues to experience significant growth.  There are in excess of 12,000 members of NACHA, most of which are financial institutions.  While exact figures are difficult to obtain, management believes less than approximately 3% of the 12,000 members, or 360 members, represent the non-financial institution members that are third party processors of ACH transactions and most of financial institution members also provide credit card payment services.  Within the overall industry, we represent one of the smaller ACH processors and one of the smaller credit card sales organizations within the United States.  Management believes we fall within the bottom 30% of third party processors and credit card sales organizations at this time.

Based on periodic inquiries with competitors, pricing for ACH services are reviewed at least once annually.  We believe that the majority of our competitors charge for services based on a fixed fee per transaction plus a monthly account fee.  However, many competitors charge additional setup fees, inquiry fees, and software usage fees.  In some cases, competitors charge fees based on a percentage of the sale price, much like the merchant fees charged for credit card transactions, called discount fees.

In contrast, we charge a fixed fee per ACH transaction, and maintain our pricing at approximately the mid-point of the average competitor pricing derived from our periodic reviews of the competition.  Our pricing structure is designed to be tied to the productive use of ACH services and we do not charge our customers for costs and software fees not tied to actual transaction activity.  Our monthly maintenance fee is designed to cover our costs of these other activities and offer a simplified billing structure.

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

Standards for credit card merchant processing are established by the VISA/Mastercard Association.  We are considered a registered MSP/ISO (merchant service provider/independent sales organization) and as such, adhere to all of the Association’s rules and guidelines, as well as any additional guidelines provided by each of our sponsor banks.  Because our credit card services are processed directly through our sponsor banks, we do not capture and store sensitive credit card information and therefore it is our sponsor banks that are required to meet the Association’s security requirements for processing credit card transactions.

Employees

We currently have eleven full-time employees and utilize two technical support teams which are outsourced.  Five of our employees and one technical support team are located at our corporate headquarters and ACH processing center in Gulfport, Mississippi.  The remaining six employees are located at the NDS offices in Roswell, Georgia with our other technical support team located nearby to our remote hosted servers in Atlanta, Georgia.  None of our employees nor the employees or any of our outsourced technical support teams are represented by labor unions.  We believe we have good relations with all our employees, sales representatives, and technical support team members.

Mr. Walter Reid Green, Jr. serves as our Chief Executive Officer and Chief Financial Officer.  At this time, Mr. Green works full-time from our office in Gulfport, Mississippi.  The remaining staff at this location are responsible for our ACH business and our corporate administrative functions such as accounting, bill payment, and cash management for all of our operating companies.

The majority of our selling activities are conducted through the sales office of NDS in Roswell, Georgia.  The staff at this location provides lead generation, national advertising, customer support for our credit card services business, and sales agent support for all of services.

ITEM 1A.  RISK FACTORS

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

If we are unable to manage rapid growth effectively, our operating results could be adversely affected.

Our business strategy anticipates rapid growth for the foreseeable future. This growth will place significant strain on our administrative, operational and financial resources and increase demands on our systems and controls. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for information processing, operational and financial management and training, integrating and managing our growing employee base. If we are unable to manage growth effectively, our operating results could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could negatively affect the trading price of our stock.

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our operating results.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), beginning with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, we were required to furnish a report by our management on our internal control over financial reporting. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, our independent auditor will also be required to furnish a report on our internal controls over financial reporting. We can provide no assurance as to our or our independent auditors’ conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley. There is a risk that our independent auditors will not be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley. Moreover, the costs to comply with Section 404 of Sarbanes-Oxley, as currently in effect, could have a material adverse effect on our operating results.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, as well as others including general economic conditions, political events such as war, threat of war and terrorist actions, and natural disasters, may adversely affect our operating results and the prices of our securities.

If the national and world-wide financial crisis continues or intensifies it could adversely impact demand for our technology and products.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business.  Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.  Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive, administrative and operational offices are located in Gulfport, Mississippi at 15431 O’Neal Road, Gulfport, Mississippi, 59503.  We lease approximately 2,400 square feet of office space pursuant to a three year lease that expires November 1, 2011.  Lease payments are approximately $2,200 per month.

Our sales offices are located in Roswell, Georgia at 980 Canton Street, Suite D, Roswell, Georgia, 30075.  We lease approximately 1,500 square feet of office space pursuant to a three year lease that expires August 22, 2011.  Lease payments are approximately $4,000 per month.

We believe these facilities are adequate for our current and future needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings to which we or our wholly-owned subsidiary is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our stockholders.

PART II

ITEM 5.  MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not publicly traded.

Holders

As of March 30, 2009, we had approximately 24 beneficial owners of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The ACH Network has been in use for in excess of 30 years, serving a variety of customers, including over 20,000 financial institutions, 3.5 million businesses, and 135 million individuals.  The ACH business is divided between traditional banks, large “in-house” processors, and independent processors.  We currently concentrate on independent processors service customers that utilize electronic commerce but find that outsourcing is a more cost effective solution.  The independent processors find they are able to provide custom tailored solutions and better transaction pricing than the merchants could individually obtain from traditional banks.  We have established ourselves as a quality provider of ACH processing services with proven results utilizing state of-the-art technology.

In addition, the Company, through its acquisition of NDS, now offers additional services including credit and debit card services, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and with their addition it allows us to provide a more comprehensive line of services to our existing and prospective business customers.

Results of Operations

In this section we provide more detailed information about our operating results and changes in financial position over the past two fiscal years.  This section should be read in conjunction with the financial statements and related notes included in this Form 10-K.

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues

Our revenue is mostly generated by providing payment services which include Automated Clearing House (ACH) processing services as well as earning residual revenue from credit card merchant services for business customers.  We also provide real-time electronic account verification services, as well as identity and age verification services.  The majority of our customers utilize our services to collect their gross receipts or accounts receivable electronically.  However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, payments to non-employee contractors, and inter-company transfers.  We recognize our ACH revenue upon completion of the service being provided and residual credit card services revenue upon receipt from our sponsoring banks which is consistent with industry practices within the United States of America.

Our revenue for the year ended December 31, 2008, was $1,789,208 compared to $1,181,773 for the year ended December 31, 2007.  The increase of $607,435, or 51.4%, is mainly attributable to the acquisition of NDS on August 22, 2008, and purchase of a credit card portfolio from Netcom NY completed on September 17, 2008.  As a result of these two transactions we substantially changed the composition of our revenue in 2008 compared to 2007 as follows:

Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

ACH Processing	$941,492	52.6%	$1,087,121	92.0%	$(145,629)
Verification Services	$165,946	9.3%	$64,001	5.4%	$101,945
Credit Card Services	$681,770	38.1%	$30,651	2.6%	$651,119
Total Revenue	$1,789,208	100.0%	$1,181,773	100.0%	$607,435

With respect to our ACH business, during 2008, we continued to add new accounts and increase our volume of business, but often at reduced unit prices in order to remain competitive.  Late in 2007, we had voluntarily discontinued processing services with several merchants at the request of one of our processing banks, which made a policy decision not to process transactions related to certain industries.  Although we were able to establish alternate processing services for these clients with no interruption in service, this change reduced our margins with respect to these accounts and caused us to report lower revenues throughout 2008, as we now only report net commission income rather than gross revenue associated with these accounts, and accounts for most of the reduction in 2008 ACH processing revenue of $145,629, compared to the prior year.

We experienced an increase in 2008 Verification Services revenue of $101,945 compared to the prior year mostly related to the addition of merchants that were obtained by NDS during 2008.  During 2007 we experienced little demand for our verification services, which are designed to improve the quality of ACH transactions by pre-checking bank route and account numbers for accuracy, and avoiding additional charges associated with returned ACH transactions.  Although they improve the quality of the ACH transactions that follow, these services are only able to verify items of banks that participate in the verification network.  As a result, verification services throughout the payments industry are far less than perfect, often returning 20 to 30% of the submissions as unverified.  This provides less incentive and makes merchants very price sensitive to verification service fees.  As a result, we were able to negotiate better cost prices for some of these services so that we can offer them at a more economical price and create better margins during 2008.

For 2008, our Credit Card Services revenue increased substantially as a result of the acquisition of NDS and the portfolio asset purchase of Netcom NY as previously described.  Based on the timing of these transactions, our credit card revenue for 2008 represents between four and five months of combined revenue from these acquisition transactions.

Cost of Revenue and Gross Profit

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

Our cost of revenue for the year ended December 31, 2008 was $707,444, or 39.5% of revenues, compared to $705,398, or 59.7% of revenues, for the year ended December 31, 2007.  Although our total cost of revenues increased by $2,046 for 2008 compared to 2007, these costs stated as a percentage of revenues were 39.5% for 2008 compared to 59.7% for 2007.  The decrease in cost of revenues as a percentage of revenue reflects the effect of the two acquisitions transactions during 2008 as previously described which substantially increased our revenue and costs associated with the credit card services business.  The following table presents the composition of cost of revenue in 2008 and 2007:

Cost of Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

ACH Costs	$248,237	35.1%	$244,242	34.6%	$3,995
ACH Commissions	198,216	28.0%	392,693	55.7%	(194,477)
ACH System depreciation	14,976	2.2%	11,233	1.6%	3,743
Verification Fees	106,049	14.9%	54,088	7.7%	51,961
Credit Card ISO Costs	137,215	19.4%	--	--	137,215
Other	2,751	0.4%	3,142	0.4%	(391)
Total Cost of Revenue	$707,444	100.0%	$705,398	100.0%	$2,046

Our ACH Costs for 2008 represent 35.1% of our total cost of revenue, and increased by $3,995 compared to the prior year.  ACH Commissions represent ISO payments related to ACH accounts placed with us, representing 28.0% of our revenue, and decreased by $194,477.  This amount decreased following the acquisition of NDS, as we no longer pay ISO commissions to NDS.  ACH System depreciation represents 2.2% of our cost of revenue and increased by $3,743 compared to the prior year, as some of the equipment improvements we made to our ACH systems during 2007 were now being depreciated for all of 2008.  These items represent all of the costs of revenue associated with our ACH operations and are approximately 65.3% of total cost of revenue.

Our verification fees include the direct transactional costs we pay vendors for account, identity, and age verification services that we provide to merchants. For 2008, verification fees increased by $51,961 compared to the prior year, and represent 14.9% of our cost of revenue.  This increase is related to the increase in the number of transactions we provided compared to the prior year, as reflected by the increases in verification services revenue previously described.

During 2008, with our acquisition of NDS we now incur ISO costs directly related to our credit card services business.  Credit Card ISO Costs represented 19.4% of cost of revenues for 2008, and are associated with our newly acquired credit card business.  Accordingly, there were no such costs for the prior year.

Our gross profit for the year ended December 31, 2008 was $1,081,764, or 60.5% of revenues, as compared to $476,375, or 40.3% of revenues, for the year ended December 31, 2007.  The increase in gross profits of $605,389 is mostly attributable to the increase in verification fee revenue and the addition of credit card services revenue following the acquisition of NDS and the portfolio purchase during the second half of 2008 as previously described.

We expect that going forward our revenues will increase while gross profit margins will tend to either remain constant or decrease slightly.  Over the past several years we have seen a continued reduction in prevailing unit prices for ACH services, as ACH becomes more widely accepted and the industry gains maturity.  At this time, we believe that most of the reduction in ACH unit pricing has occurred and that unit prices are beginning to stabilize.  With respect to our credit card services business, as we expand our sales efforts we plan to continue to utilize independent sales agents and we believe this will tend to keep margins consistent in relation to revenues.

Operating Expenses

For 2008, our operating expenses totaled $604,736, as compared to $264,161, representing an increase of $340,535, or 128.9%.  Our operating personnel costs increased by $12,908, from $126,720 for 2007, to $133,378 for 2008, or approximately 10.2%, in conjunction with the addition of certain personnel to assist with transaction processing and underwriting functions during 2007 which were utilized for all of 2008.  We also recognized $6,250 of compensation expense during 2008 associated with the issuance, under our 2008 Incentive Stock Plan, of restricted common stock to three key employees of the Company.  Travel expenses increased by $44,264, from $17,007 for 2007, to $61,271 for 2008, or approximately 260.3%, partially caused by an increase in travel associated with our acquisition of NDS, but mostly as a result of the normal travel costs associated with sales and marketing activities of NDS following the acquisition.  Amortization expenses for 2008 increased from $0 for 2007 to $176,586 for 2008, and represent the amortization of intangible assets associated with both our acquisition of NDS and the portfolio asset purchase with Netcom NY which occurred during 2008.

Our other operating expenses increased by $106,817, from $120,434 for 2007 to $227,251 for 2008, or approximately 88.7%.  This increase is mostly related to the effect of the NDS acquisition on our operations and includes increases in commission and fees expenses of $36,322, lease expenses of $14,300, office expenses of $15,181, operating supplies of $17,383, employee benefits of $13,605, payroll tax expenses of $11,299, and insurance expenses of $3,588.  The increases to other operating expenses were partially offset by decreases in maintenance expenses of $1,024, and license and permits expenses of $501.  As previously stated the overall increase in other operating expenses is mostly related to the addition of NDS’ operations following the acquisition in August 2008.

General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2008, was $449,206 compared to $179,529 for the year ended December 31, 2007.  The increase of $269,677, or 150.2%, is mostly attributable to increases in personnel costs of $139,061, legal and accounting expenses of $44,020, consulting of $32,500, and other expenses of $55,375, partially offset by decreases in marketing expenses of $1,279.

The increase in personnel costs reflects the addition of NDS staff following the acquisition in August 2008, approximately $121,380, together with compensation expense we recognized in 2008 associated with the issuance of stock options under our 2008 Incentive Stock Plan to five key employees of the Company.  The increase in legal and accounting costs related to costs associated with both the acquisition of NDS and the portfolio asset purchase with Netcom NY, which represented costs that were not appropriate to capitalize into the purchase prices of these transactions.  The increase in consulting fees represents costs paid to professional consultants early in 2008 which were discontinued by the second quarter of 2008.

Other selling, general, and administrative expenses increased by $55,375 compared to the prior year, as previously mentioned, and were mostly attributable to increases in advertising of $10,479, employee benefits of $13,605, sales office expenses of $17,382, other selling expenses of $7,558, SEC filing fees of $3,010, business gift expenses of $3,053, and postage of $290.  The increases in advertising, employee benefits, sales office, business gifts, and other selling expenses were attributable to the business of NDS following the acquisition.  The increases in SEC filing fees and postage relate mostly to increased costs associated with our SEC reporting requirements associated with the two acquisitions completed during 2008.

Other Income and Expense

For 2008, interest income was $421 compared to $0 for 2007.  During 2008 we held temporarily idle funds in money market accounts which earn interest income.

Interest expense was $188,381 for 2008, compared to $8,065 for 2007, representing an increase of $180,316, or approximately 2,235.8%.  The substantial increase in interest expense represents the interest cost under the notes payable with the selling shareholders in our NDS acquisition, notes payable associated with Thermo Credit, LLC which funded the cash portion of our portfolio asset purchase, and notes payable with two of our shareholders.

Other expense decreased by $14,500 for 2008 compared to 2007, and consists of the cost during prior year 2007 of uncollected returned ACH transactions previously paid to one of our customers that discontinued operations and for which we were unable to collect.  Such reductions to net income occur infrequently and in our opinion are not of a normal recurring nature.

Provision for income taxes

For 2008, we reported income tax benefit of $40,509, compared to income tax expense of $2,120 for 2007.  The reduction in tax expense is related to the reduction in net income for 2008 compared to 2007 caused mostly by the costs associated with our two acquisitions during 2008.  Currently we report and pay our income taxes as a corporation.  Our wholly owned subsidiary, United, is a limited liability company, and because it is owned solely by the Company, it is considered a single member limited liability company, and under Internal Revenue Service regulations, is disregarded as a separate entity for income tax purposes.  NDS is an S Corporation and as a result all of its business activity is also reported with the federal tax return of United eSystems, Inc. the parent company of both United and NDS.

Liquidity and Capital Resources

As reflected in our Consolidated Statement of Cash Flows, net cash provided by operating activities for the year ended December 31, 2008, was $131,319, compared to $18,647 for the year ended December 31, 2007, an increase of $112,672.  This increase is mostly due to the effect of the two acquisitions completed during 2008, as previously described.  Our net income decreased from $8,000 in 2007 to a net loss of $97,977 for 2008, representing a decrease of $105,977, together with various adjustments to reconcile net income to net cash provided by operations for each respective period reported.

For the year ended December 31, 2008, adjustments increasing our net loss of $97,977 included depreciation and amortization expenses of $208,058, compensation expense related to employee stock grants of $6,250, compensation expense related to employee stock options granted of $17,681, the decrease in prepaid interest of $34,000, the decrease in restricted cash of $177,641, and the increase in customers’ deposits of $731.  These increases were partially offset by adjustments that reduced net income including the increase in trade receivables of $3,091, the decrease in ACH settlements payable of $178,372, the decrease in accounts payable and accrued liabilities of $16,112.

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

Net cash used in investing activities was $2,597,120 for the year ended December 31, 2008, compared to $73,489 for the year ended December 31, 2007.  Cash used in investing activities for the year ended December 31, 2008, consisted primarily of cash used in the acquisition of property and equipment of $14,117, cash paid in conjunction with the acquisition of NDS of $307,428, and cash paid in conjunction with acquisition of the portfolio asset of $2,275,575.  During 2008, we made continued improvements to our processing systems and also made upgrades to our accounting systems in conjunction with the acquisition of NDS.  For more information on the details of the two acquisition transactions please also refer to footnote B of the audited financial statements included with this report.

Cash used in investing activities for the year ended December 31, 2007, consisted primarily of cash used in the acquisition of property, plant and equipment of $23,489, reflecting the upgrades to our computer systems, and increases in deposits of $50,000 representing funds placed as collateral at one of the banks through which we clear ACH transactions.

For the year ended December 31, 2008, net cash provided by financing activities was $2,548,657 compared to $46,000 for the year ended December 31, 2007, and consisted primarily of cash proceeds from notes payable issued in conjunction with our acquisitions of NDS and portfolio asset purchase during 2008.  We also received proceeds from the exercise by employees of stock options of $3,000.  These increases in cash provided by financing activities were partially offset by principal of $70,000 we paid to fully extinguish two notes payable held by our principal shareholders.

Net cash used in financing activities of $46,000 for the year ended December 31, 2007, represents prior year reductions in the principal balance of notes payable to our principal shareholders which were fully extinguished in 2008.

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

As described in Note B of our financial statements included with this report, the Company entered into two significant transactions, the acquisition of NDS and the asset purchase of a portfolio of credit card services accounts, which were completed on August 22, 2008, and September 17, 2008, respectively.  The cash portion of these transactions was partially financed with a $500,000 credit facility the Company established with one of its existing shareholders, together with a credit facility of $2,128,500 established with Thermo Credit LLC.  As of December 31, 2008, the outstanding balance of these credit facilities was $426,500, and $2,128,500, respectively.

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

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition.  During 2008, we completed two such acquisitions, NDS and the portfolio asset purchase, as means of increasing our volume of business while at the same time expanding our payment services to include credit card services.  Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.  At this time, we have no understanding, arrangement or agreement to make any acquisitions, but continue to actively seek such opportunities as a means to accelerate revenue and earnings growth.

As disclosed in Note K of our audited financial statements included in this report for the year ended December 31, 2008, one customer, Insight Marketing LLC, accounted for approximately 25.2% of our total revenues.

As disclosed in Note K of our audited financial statements included in this report for the year ended December 31, 2007, three customers, The Hemi Group, Co. LTD, Smokes-Spirits.com, LLC, and Insight Marketing LLC, accounted for approximately 16.1%, 20.1%, and 28.4%, respectively, of our total revenues.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note C to the financial statements describes the significant accounting policies and methods used in preparing the financial statements.  We consider the accounting policies described below to be our most critical accounting policies and include the policies that are impacted by estimates we make.  We base our estimates on historical experience and/or various assumptions that are believed to be reasonable under the circumstances.  The results are used by management to make judgments about the carrying value of assets, liabilities, revenues and expenses.  Actual results may materially differ from these estimates.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this Item are set forth immediately following Item 15 and the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 17, 2009, United eSystems and its wholly owned subsidiaries entered into an Amendment to the Loan, Pledge and Security Agreement and related Promissory Note (the “Amendment”) with Thermo Credit, LLC relating to the credit facility provided to United eSystems in September 2008.  Pursuant to the Amendment, the credit facility was modified as follows: (1) the maturity date was extended to March 31, 2010; (2) the outstanding principal amount was reduced to $2,050,000; (3) the installment payment schedule was modified consistent with the new outstanding amount and maturity date; and (4) the interest rate on the outstanding amount was increased by 3% to the greater of the prime rate plus 11%, or 18%.  In connection with the Amendment, United eSystems was also required to pay a commitment fee of 1% of the outstanding amount, or $20,500.  Mr. Leon Nowalsky and Mr. Robert J. Sorrentino, who own approximately 10% and 14%, respectively, of our outstanding common stock as of March 30, 2009, serve on the board of directors of Thermo Credit.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees, and certain information about them, including their ages as of March 30, 2009, are as follows:

Name	Age	Position	Director Since

Walter Reid Green, Jr.	50	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary and a Director	2005
William R. Plummer	64	Sales Development Manager and a Director	2008
Monica B. Haab	42	Director	2005

The following is a brief description of the principal occupation and recent experience of each of our executive officers, directors and key employees:

Walter Reid Green, Jr., age 50, has over twenty years of experience within accounting, management, and finance.  Mr. Green’s experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries.  In January 1993, Mr. Green became Treasurer and Chief Financial Officer and a director of Pacesetter Ostrich Farm, Inc., a publicly traded company listed on NASDAQ.  In 1998, Pacesetter completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems.  In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana.  In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc., and subsequent name change to United eSystems, Inc., to become a publicly traded company.  Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University.  He successfully completed the uniform Certified Public Accountant examination in August 1986.

William R. Plummer, age 64, is the former majority owner and President of Netcom Data Southern Corp., the Company’s sales and marketing subsidiary, acquired August 22, 2008, and brings to the Company in excess of thirty years of sales and marketing management experience.  Mr. Plummer is considered a key employee of the Company but is not an executive officer.  Mr. Plummer was formerly a national sales manager for GAF Corporation and Jason Empire during the 1970’s, and then managed sales and marketing for a catalog showroom merchandiser from 1977 through 1984.  He became self-employed as an independent sales organization (ISO) under the name Bill Plummer and Associates until 1987 when he developed Netcom Data Southern Corp. as an ISO specializing in merchant payment services, focusing on a combination of medium-sized merchants and national accounts.  Since 1987 and through the acquisition on August 22, 2008, Mr. Plummer has devoted the majority of his business time to the affairs of Netcom Data Southern Corp., and currently serves as Director of Sales of Marketing for the Company, overseeing the management of all the various payment services offered by the Company, including ACH payment services, merchant processing services, and certain other electronic verifications services offered by the Company.  Mr. Plummer is also currently involved in the development of new products and sales markets for the Company.

Monica B. Haab, age 42, who has served as a director since May 25, 2005.  Since 1991, Mrs. Haab has worked as an attorney with the law firm of Nowalsky, Bronston & Gothard, APLLC, who provides legal services for the telecommunications industry.  She specializes in legal services for long distance and local exchange telecommunications service providers, related to state regulatory agencies as well as the Federal Communications Commission.  She obtained a Bachelor of Science degree in Marketing from Nichols State University in Thibodaux, Louisiana and a Juris Doctorate from Loyola University.

There are no family relationships among any of our directors or executive officers.

Directors are elected by the stockholders at the annual meeting of stockholders and serve until their successors are duly elected and qualified.  Currently, there are three directors.  Officers are appointed by and serve at the discretion of the Board of Directors.

Corporate Governance

Code of Ethics

The Board has adopted a Code of Ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors. The code covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees. A copy of the code may be obtained by written request submitted to the Company’s Corporate Secretary, United eSystems, Inc., 15431 O’Neal Road, Gulfport, Mississippi 39503.

Independence of Directors

The Board has determined that Ms. Monica Haab is an independent director as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).

Meetings of the Board of Directors

During the fiscal year ended December 31, 2008, the Company’s Board held three meetings.

Directors of the Company are encouraged to attend annual meetings of stockholders either in person or via conference call.  With respect to our annual meeting held on January 15, 2009, all of our directors at that time, except Mr. Swank, were in attendance.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors, non-management directors as a group, and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at United eSystems, Inc., 15431 O’Neal Road, Gulfport, Mississippi 39503.  Any communications received that are directed to the Board will be processed by the Corporate Secretary and distributed promptly to the Board or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his or her business judgment to determine whether such communication should be conveyed to the Board.

Board Committees

Because the Board of Directors consists of only three members and the Company’s operations remain amendable to oversight by a limited number of directors, the Board has not delegated any of its functions to committees and does not have an audit committee, a compensation committee or a nominating committee. The functions customarily attributable to these committees currently are performed by the Board of Directors as a whole.

Director Nominations

The entire Board of Directors acts as the Company’s nominating committee and the Board has not adopted a nominating committee charter. The Board believes that, considering the size of the Company and the Board of Directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis and without the formality of a nominating committee by all members of the Board. The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by stockholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis. The Board will consider stockholder recommendations for director nominees that are properly received in accordance with the Company’s bylaws and the applicable rules and regulations of the Securities and Exchange Commission. The Board will evaluate stockholder-recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have formal minimum criteria for nominees, the Company believes that its directors should have the highest professional and personal ethics and values. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interest of all stockholders. When considering potential director candidates, the Board considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the Company’s needs and the needs of the Board of Directors. Substantial relevant business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for director and stockholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the Board.

Audit Committee Functions

The entire Board of Directors acts as the Company’s audit committee and the Board has not adopted an audit committee charter. The Board views its duties as an audit committee as follows: (i) review recommendations of independent registered accountants concerning the Company’s accounting principles, internal controls and accounting procedures and practices; (ii) review the scope of the annual audit; (iii) approve or disapprove each professional service or type of service other than standard auditing services to be provided by the registered public accountants; and (iv) review and discuss with the independent registered public accountants the audited financial statements. The Board has determined that it does not currently have a director that qualifies as an audit committee financial expert as defined within Section 229.407(d)(5) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended December 31, 2008, all filings under Section 16(a) were made on a timely basis, except that Walter Reid Green, Jr. filed a late Form 4 to report the exercise of stock options and a late Form 4 to report the grant of stock options.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy

The Company does not currently have a compensation committee and the Board has not adopted a compensation committee charter. Compensation decisions regarding executive officers and directors are made by the entire Board of Directors. The Board believes that it is appropriate not to have a compensation committee considering the current size of the Company and the Board and the Board’s current composition of directors. The Board places high value on attracting and retaining executives since it is their talent and performance that is responsible for the Company’s success. The Company’s general compensation philosophy is to create a performance-based culture that attracts and retains superior individuals. The Company does not have any employment agreements with any of its executive officers.

Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the named executive officers.  The “named executive officers” are our Chief Executive Officer and the two other most highly compensated executive officers serving as such as of December 31, 2008, determined based on the individual’s total compensation for the year ended December 31, 2008, as reported in the table below.  The table includes our former Chief Executive Officer whose employment ended during 2008 because he served as Chief Executive Officer for a portion of 2008.  During 2008, the two individuals set forth in the table below were our only executive officers.  The table does not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees, such as group health insurance, dental insurance, professional memberships and dues, vacation and sick leave. In addition, we make available benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance.  The aggregate value of such benefits in the case of each executive officer listed in the table below, which cannot be precisely ascertained but which is less than $10,000 for each such executive officer, is not included.

Salary Compensation
Name and Principal Position(1)	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards		Options Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation Compensation ($)(4)		Total ($)

Walter Reid Green, Jr. Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary	2008 2007	$ $	75,000 75,000	$ $	3,000 1,500	$ $	— —	$ $	13,715 —	$ $	— —	$ $	— —	$ $	— —	$ $	91,715 76,500

Jeffery C. Swank (2) Former Chief Executive Officer and President	2008 2007	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —
____________________
(1)
During the fiscal year ended December 31, 2008, we only had two executive officers, Messrs. Swank and Green.  Neither executive officer, nor any other employee, earned in excess of $100,000 in total compensation.

(2)	Mr. Swank served as our Chief Executive Officer and President from 2005 until October 14, 2008 but did not receive any compensation.
(3)
The amounts reported in this column for each executive officer reflect the compensation costs for financial statement reporting purposes for the year under FAS 123R for stock options granted in and prior to the year.  These are not amounts paid to or realized by the executive officer.  Assumptions used in calculation of these compensation costs are included in Note I of the Notes to Consolidated Financial Statements included with this report.

(4)
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

Outstanding Equity Awards At Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2008.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Walter Reid Green, Jr	897,500		—	—	$.05	08/20/2018	—	—	—	—
.	212,000	-	—	—	$.03	03/30/2010	—	—	—	—
	32,500		—	—	$.03	02/15/2011	—	—	—	—

Jeffery C. Swank	—		—	—	$—	—	—	—	—	—

Employment Agreements

We do not have any employment agreements with any of our named executive officers.

Non-Employee Director Compensation

Non-employee directors do not currently receive any compensation for attending meetings of the Board.  Directors are reimbursed for out-of pocket travel and other expenses incurred in attending Board meetings. In addition, non-employee directors may be engaged by the Company to perform consulting services from time to time and receive compensation for such services as negotiated with the Company.

The table below provides information with respect to compensation paid to the Company’s non-employee directors during fiscal 2008:

Name(1)	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Monica B. Haab(2)	—	—	—	—	—

____________________
(1)
Jeffery C. Swank, our former Chief Executive Officer and President and a former director, and Walter Reid Green, Jr., our current Chief Executive Officer, President, Chief Financial Officer, Treasurer and Corporate Secretary, are not included in this table as they were employees and thus received no compensation for their services as directors.  The compensation received by Messrs. Swank and Green as employees is shown in the summary compensation table included elsewhere in this report.  Mr. Swank’s term as a director ended at our annual meeting of stockholders held on January 15, 2009.  At such meeting, Mr. William Plummer, our Sales Development Manager and a current employee, was elected as a director.

(2)
Ms. Haab is our only non-employee director.  As of December 31, 2008, Ms. Haab had no options or stock awards outstanding.  As disclosed in the beneficial ownership table elsewhere in this annual report, Ms. Haab is the beneficial owner of 80,000 shares of our common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information regarding the beneficial ownership of the common stock of the Company as of March 30, 2009, for (i) each person known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each officer named in the summary compensation table in this report, (iii) each of the Company’s directors, and (iv) all directors and executive officers as a group. Applicable percentage ownership in the following table is based on 34,316,667 shares of common stock outstanding as of March 30, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities beneficially owned that are exercisable within sixty days of March 30, 2009, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Shares Beneficially Owned		Percentage of Class

Beneficial Owners of More than 5%:
American Timeshare Associates, Inc. 82 Roslyn Avenue Sea Cliff, New York 11579	2,880,000	(1)	8.4%

Ron Katz 82 Roslyn Avenue Sea Cliff, New York 11579	3,200,000	(2)	9.3%

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	3,431,500		10.0%

Paul J. Shovlain P.O. Box 15855 Tallahassee, Florida 32317	6,891,750		20.1%

Robert J. Sorrentino 3811 Hollow Crossing Drive Orlando, Florida 32817	4,800,000		14.0%

Directors and Named Executive Officers:
Walter Reid Green, Jr. 15431 O’Neal Gulfport, Mississippi 39503	1,242,000	(3)	3.5%

Monica B. Haab 15431 O’Neal Gulfport, Mississippi 39503	80,000		*

Name and Address	Shares Beneficially Owned		Percentage of Class

William R. Plummer 15431 O’Neal Gulfport, Mississippi 39503	6,396,000	(4)	18.6%

All officers and directors as a group (3 persons)	7,718,000	(3)	21.9%

Former Named Executive Officer
Jeffery C. Swank 8 Hobby Newton Road Epps, Louisiana 71237	6,891,750	(5)	20.1%

_____________________
*	Indicates less than 1%
(1)	Ron Katz is the president and sole shareholder of American Timeshare Associates, Inc. and has sole voting and dispositive power over the shares held by American Timeshare Associates, Inc.
(2)
Includes 2,880,000 shares held by American Timeshare Associates, Inc. and 320,000 shares held by Net Com Data Corp. of N.Y.  Mr. Katz is the president and sole shareholder of both entities and may be deemed to be the beneficial owner of all shares owned by those entities.

(3)
Includes 244,500 shares which Mr. Green has the right to acquire pursuant to the exercise of options with an exercise price of $.03 per share and 897,500 shares which Mr. Green has the right to acquire pursuant to the exercise options with an exercise price of $.05 per share.

(4)	Includes 3,198,000 shares owned by Mr. Plummer’s wife.
(5)	Mr. Swank served as our Chief Executive Officer until October 14, 2008 and as a director until January 15, 2009.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,157,000	$.05	718,000

Equity compensation plans not approved by security holders (2)	302,000	$.03	-

Total	1,459,000	$.046	718,000

____________________
(1)	Includes our 2008 Incentive Stock Plan which was approved by stockholders at our annual meeting on January 15, 2009.
(2)
Includes options to purchase 244,500 shares of our common stock at $.03 per share granted to Walter Reid Green, Jr., our Chief Executive Officer and options to purchase 57,500 shares of our common stock at $.03 per share granted to three other employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest only payments each month and will make three principal payments during the term of the Share Purchase Note.  The Company shall pay $180,000 towards principal on the first and the second anniversary of the issue date of the Share Purchase Note and one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note.  At December 31, 2008, the outstanding balance of the Share Purchase Note totaled $2,720,000.  Mr. William Plummer, a current employee, stockholder and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a secured promissory note (the “Sorrentino Note”) with no stated interest rate and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets of the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  At December 31, 2008, the outstanding balance of the Sorrentino Note totaled $426,500, and the amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $206,000, of which $96,000 is classified as current.  As of March 30, 2009, Mr. Sorrentino was the beneficial owner of approximately 14% of our outstanding common stock.

Thermo Credit Note

On September 17, 2008, in order to facilitate the cash payment due at the closing of the purchase of the portfolio of credit card merchant services accounts from Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc., the Company, NDS, and United (collectively the “Debtors”) borrowed $2,128,500 from Thermo Credit, LLC, a Colorado limited liability company (the “Lender”) pursuant to a Loan, Pledge, and Security Agreement (the “Loan Agreement”) and a Promissory Note (the “Note”) which provide for interest at the greater of 15% per annum or 8% in excess of the prime rate, plus other fees.  Accrued and unpaid interest on the outstanding principal balance of the Note is due and payable monthly commencing on October 31, 2008 and the Note matured and became due in full on March 17, 2009, with the Company having the right to extend the maturity to September 17, 2009 with Lender’s approval.  In the event of such extension, the Note is payable as follows:  (a) one payment of accrued and unpaid interest on March 31, 2009;  (b) five monthly payments of principal plus accrued and unpaid interest thereon in an amount necessary to amortize the outstanding principal balance of the Note as of March 17, 2009 over a period of 24 months commencing on April 30, 2009 and continuing on the same day of each calendar month thereafter (or if no such corresponding date, on the last date of such calendar month); and (c) a final payment of all principal plus accrued and unpaid interest on September 17, 2009.  The Loan Agreement grants the Lender a security interest in all of the assets, now owned, or hereafter acquired by the Debtors, and pledges all of the outstanding common stock of NDS and all of the outstanding membership interests of UCS to the Lender.  On March 17, 2009, the Company executed an Amendment modifying the terms of the credit facility.  Pursuant to the Amendment, the credit facility was modified as follows: (1) the maturity date was extended to March 31, 2010; (2) the outstanding principal amount was reduced to $2,050,000; (3) the installment payment schedule was modified consistent with the new outstanding amount and maturity date; and (4) the interest rate on the outstanding amount was increased by 3% to the greater of the prime rate plus 11%, or 18%.  In connection with the Amendment, United eSystems was also required to pay a commitment fee of 1% of the outstanding amount, or $20,500.  Mr. Leon Nowalsky and Mr. Robert J. Sorrentino, who own approximately 10% and 14%, respectively, of our outstanding common stock as of March 30, 2009, serve on the board of directors of Thermo Credit.

Other Stockholder Notes

On September 4, 2008 and September 8, 2008, the Company entered into two notes payable with three existing stockholders of the Company, who each own less than 5% of the Company’s outstanding common stock, for an aggregate principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly, with the entire principal balances due and payable on September 4, 2010 and September 8, 2010, respectively.

In September of 2004, prior to our reorganization, the two existing members of United Check Services, LLC, Mr. Paul J. Shovlain and Mr. Jeffery C. Swank, agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000. In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  On August 20, 2008, the outstanding principal balance of these notes of $70,000 was paid in full.

Legal Services

During 2008, the Company obtained legal services from a law firm in which two stockholders of the Company, who each own less than 5% of the Company’s outstanding common stock, serve as partners.  The amount paid to this firm during 2008 totaled $2,331.  In addition, the Company obtained legal services from a law firm in which Leon Nowalsky, a beneficial holder of approximately 10% of our outstanding common stock, serves as a partner.  The total amount paid to this firm during 2008 totaled $2,891.

Director Independence

The Board of Directors has determined that Ms. Haab qualifies as an independent director as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by Laporte, Sehrt, Romig and Hand, for the calendar years 2008 and 2007, respectively:

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$40,375	$27,900
Audit-Related fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$40,375	$27,900
________________________
(1)
Includes fees for the Company’s annual audits and reviews of the Company’s quarterly financial statements or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements.

Pre-Approval Policies and Procedures

The Company’s Board of Directors, which serves as the audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors and reviews and pre-approves all fees to be charged for such services. The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that the Company’s independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence. All fees set forth in the table above were approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed as Part of this Report

(1)	Financial Statements. The consolidated financial statements of United eSystems, Inc., which are listed on the Index to Financial Statements appearing on page 41 of this report.

(2)
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed April 23, 2002).
3.2	First Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Form 10-KSB filed on April 15, 2005).
3.3	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.4 to our Form 10-QSB filed on August 12, 2005).
3.4	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed April 23, 2002).
3.5	First Amended Bylaws of United eSystems, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 14, 2008).
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

10.4	Real Estate Lease between Marston Lee and Kathy P. Rogers and United Check Services (incorporated by reference to Exhibit 10.9 to our Form 10-QSB filed on August 12, 2005).
10.5	Real Estate Lease Renewal dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 13, 2008).
10.6	United eSystems, Inc. 2008 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 14, 2008).+
10.7	NetCom Data Southern Corp. Share Purchase Agreement dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 28, 2008).
10.8	Robert J. Sorrentino Secured Promissory Note dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 28, 2008).
10.9	Robert J. Sorrentino Security Agreement dated August 22, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on August 22, 2008).
10.10
Purchase Agreement dated September 17, 2008 between Netcom Data Corp. and Net Com Data Corp of N.Y. and American Timeshare Associates, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 23, 2008).

10.11	Promissory Note dated September 17, 2008 issued to Thermo Credit, LLC. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 23, 2008).
10.12
Loan, Pledge, and Security Agreement dated September 17, 2008 by and among Thermo Credit, LLC and United eSystems, Inc., Netcom Data Southern Corp., Netcom Data Corp. and United Check Services, L.L.C. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on September 23, 2008).

10.13
Subordination Agreement dated September 17, 2008 by and among Robert Sorrentino, Thermo Credit, LLC and United eSystems, Inc., Netcom Data Southern Corp, Netcom Data Corp. and United Check Services, L.L.C. (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on September 23, 2008).

10.14
Pledge and Control Agreement dated September 17, 2008 by and among Thermo Credit, LLC and Leon Nowalsky and Robert Sorrentino (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 23, 2008).

10.15	Service Agreement dated July 13, 2008 between LaSalle Bank, N.A. and Netcom Data Corp. (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on September 23, 2008).
10.16	Amendment to Thermo Credit, LLC Loan, Pledge and Security Agreement and related Promissory Note dated March 17, 2009.*
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Form 10-KSB filed on April 14, 2004).
21.1	List of Subsidiaries of United eSystems.*
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________
*    Filed Herewith
+    Management contracts and compensatory plans.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: March 31, 2009	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter Reid Green, Jr.	Chief Executive Officer, Chief Financial Officer	March 31, 2009
Walter Reid Green, Jr.	and Director

/s/ William R. Plummer	Director	March 31, 2009
William R. Plummer

/s/ Monica B. Haab	Director	March 31, 2009
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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of United eSystems, Inc. and its wholly-owned subsidiaries, United Check Services, L.L.C. and Netcom Data Southern Corp., as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United eSystems, Inc. and its wholly-owned subsidiaries, United Check Services, L.L.C. and Netcom Data Southern Corp., as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation

Metairie, Louisiana
March 20, 2009

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007

CURRENT ASSETS
Cash and Cash Equivalents	$366,844	$283,988
Restricted Cash	353,702	531,343
Trade Receivables, net	84,581	81,490
Prepaid Interest	96,000	--
Prepaid Expenses	19,619	24,476

Total Current Assets	920,746	921,297

PROPERTY AND EQUIPMENT, NET	57,882	60,735

OTHER ASSETS
Intangible Assets	5,661,916	--
Prepaid Expenses, Non-current	110,000	--
Other	63,315	62,620

Total Assets	$6,813,859	$1,044,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$336,597	$514,969
Current Portion Long-Term Debt	357,709	70,000
Accounts Payable and Accrued Liabilities	17,924	34,036
Customers’ Deposits	17,105	16,374

Total Current Liabilities	729,335	635,379

LONG TERM LIABILITIES
Notes Payable	4,977,949	--

Total Liabilities	5,707,284	635,379

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 34,316,667 Shares Issued and Outstanding in 2008 and 18,291,667 in 2007	34,317	18,292
Additional Paid-In Capital	850,346	49,440
Retained Earnings	221,912	341,541

Total Stockholders' Equity	1,106,575	409,273

Total Liabilities and Stockholders' Equity	$6,813,859	$1,044,652

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

REVENUES
ACH Processing	$941,492	$1,087,121
Verification Services	165,946	64,001
Credit Card Services	681,770	30,651
Total Revenues	1,789,208	1,181,773

COST OF REVENUES	707,444	705,398
Gross Profit	1,081,764	476,375

EXPENSES
Operating Expenses
Personnel Costs	139,628	126,720
Travel	61,271	17,007
Amortization	176,586	-
Other	227,251	120,434

Total Operating Expenses	604,736	264,161

Selling, General and Administrative Expenses
Personnel Costs	226,131	87,070
Legal and Accounting	92,163	48,143
Marketing	34,921	36,200
Consulting	32,500	-
Other	63,491	8,116
Total Selling, General and Administrative Expenses	449,206	179,529

Total Expenses	1,053,942	443,690

INCOME FROM OPERATIONS	27,822	32,685

OTHER INCOME (EXPENSE)
Interest Income	421	-
Interest Expense	(188,381)	(8,065)
Other Expense	-	(14,500)

Total Other Expense	(187,960)	(22,565)

NET (LOSS) INCOME BEFORE INCOME TAXES	(160,138)	10,120
INCOME TAX (BENEFIT) EXPENSE	(40,509)	2,120
NET (LOSS) INCOME	$(119,629)	$8,000
EARNINGS PER SHARE – BASIC	$0.00	$0.00
EARNINGS PER SHARE – DILUTED	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2007	18,291,667	$18,292	$49,440	$333,541	$401,273

Issuance of Common Stock	-	-	-	-	-

Net Income	-	-	-	8,000	8,000

Balance at December 31, 2007	18,291,667	$18,292	$49,440	$341,541	$409,273

Exercise of Employee Stock Options	100,000	$100	$2,900	$-	$3,000

Issuance of Stock Options	-	-	17,681		17,681

Issuance of restricted common stock granted Employees under 2008 ISO Plan	125,000	125	6,125	-	6,250

Issuance of Common Stock for Acquisition of Netcom Data Southern, Inc.	7,800,000	7,800	382,200	-	390,000

Issuance of Common Stock for Acquisition of Credit Card Portfolio	3,200,000	3,200	156,800	-	160,000

Issuance of Common Stock in exchange for "Non-interest" bearing loan	4,800,000	4,800	235,200	-	240,000

Net Loss	-	-	-	(119,629)	(119,629)

Balance at December 31, 2008	34,316,667	$34,317	$850,346	$221,912	$1,106,575

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(119,629)	$8,000
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	208,058	28,769
Compensation expense related to employee stock grant	6,250	--
Compensation expense related to employee stock options granted	17,681	--
(Increase) Decrease in Trade Receivables	(3,091)	7,525
Decrease (Increase) in Prepaid Expenses	4,857	(22,281)
Decrease in Prepaid Interest	34,000	--
Decrease in Restricted Cash	177,641	295,304
Increase in Other Assets	(695)	--
Decrease in ACH Settlements Payable	(178,372)	(308,178)
Decrease in Accounts Payable and Accrued Liabilities	(16,112)	(3,366)
Increase in Customer Deposits	731	12,874
Net Cash Provided by Operating Activities	131,319	18,647

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(14,117)	(23,489)
Cash paid in conjunction with acquisition of NDS	(307,428)	--
Cash paid in conjunction with acquisition of Portfolio Asset	(2,275,575)	--
Increase in Deposits	--	(50,000)
Net Cash Used in Investing Activities	(2,597,120)	(73,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,615,657	--
Proceeds from employee stock options exercised	3,000	--
Principal paid on notes payable	(70,000)	(46,000)
Net Cash Provided by (Used in) Financing Activities	2,548,657	(46,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,856	(100,842)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	283,988	384,830
CASH AND CASH EQUIVALENTS – END OF PERIOD	$366,844	$283,988

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$123,101	$8,065

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For The Year Ended December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITES

Acquisition of Netcom Data Southern, Inc. (NDS) Identifiable Intangible Assets Acquired	$3,402,925	$--
Net Tangible Assets Acquired:
Property and Equipment	14,503	--

Net Tangible Assets Acquired	14,503	--

Total Assets Acquired	3,417,428	--

Less:
Fair Value of stock issued	(390,000)	--
Promissory Note Issued to Stockholder of NDS	(2,720,000)	--

Net Cash Paid for Acquisition of NDS	$307,428	$--

Purchase of Credit Card Portfolio
Value of Credit Card Portfolio Acquired	$2,435,575	$--
Less Value of Stock Issued for Purchase	(160,000)	--

Net Cash Paid for Purchase of Credit Card Portfolio	$2,275,575	$--

Stock Issued in Exchange for "Interest-Free" Loan; Recognized as Prepaid Interest on Consolidated Balance Sheet	$240,000	$--

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
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

Pursuant to the Agreement, the Company acquired all of the outstanding stock of NDS in exchange for approximately $272,000 of cash at closing, an unsecured promissory note payable of $2,720,000, and 7,800,000 shares of the Company’s restricted common stock which had an estimated fair value at the date of the acquisition of $.05 per share.  As a result of the transaction, all of the Company’s sales and marketing activities, as well as all of the customer service duties to manage the credit card merchant accounts of NDS will be conducted through NDS, which is now a wholly owned subsidiary of the Company.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — NATURE OF RECENT ACQUISITON AND PORTFOLIO ASSET PURCHASE (Continued)

A summary of the purchase price of NDS is as follows:
Cash paid to stockholders of NDS, net of cash acquired from NDS	$272,099
Direct acquisition costs paid by the Company	35,329
Promissory note issued to stockholders of NDS	2,720,000
Fair value of 7,800,000 shares of stock issued	390,000

Total purchase price	$3,417,428

The allocation of the NDS purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed are based on eSystems’ estimate of fair values and remaining economic lives as of the acquisition date and are summarized below:

Tangible assets acquired and liabilities assumed
Property and Equipment	$14,503

Net tangible assets acquired	14,503

Identifiable intangibles
Customer relationships and contracts	3,402,925

Total purchase price	$3,417,428

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the year ended December 31, 2008, was $111,010.

Portfolio Asset Purchase

On September 17, 2008, the Company, through its wholly owned subsidiary NDS, entered into and closed an Asset Purchase Agreement (the “Agreement”) with Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc. (collectively the “Sellers”).  Under the terms of the Agreement the Company paid $2,275,000 in cash, plus 3,200,000 shares of its restricted common stock, in exchange for the assignment all of the Seller’s rights under a certain Independent Sales Organization Agreement (the “Bank Agreement”) with LaSalle Bank, N.A., a subsidiary of Bank of America (the “Bank”).  The terms of the Bank Agreement allow merchant customers of the Seller to utilize the credit card merchant processing services provided by the Bank.  As a result of the assignment of the Bank Agreement, NDS will perform certain services previously provided by the Sellers under the Bank Agreement and will receive all payments due therefore from the Bank.  Pursuant to the Agreement, 10% of the cash and stock paid at closing was escrowed, subject to an attrition formula applicable during the twelve months following the transaction date, whereby the Company may be reimbursed up to the amounts escrowed if the portfolio’s performance does not meet certain benchmarks during the applicable period.

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related to the Portfolio Asset Purchase for the year ended December 31, 2008, was $65,576.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations

Advertising

Advertising costs are charged to operations when incurred.

Statement of Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year.  Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management believes the adoption of this pronouncement will not have a material impact on the financial statements.

In December 2007, the FASB revised SFAS No. 141(R) Business Combinations to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:  1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change the accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States.  The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees.  The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows.  FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008.  This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.  This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Computers and Office Equipment	$70,803	$57,999
Furniture and Fixtures	5,831	4,350
Software	85,623	74,368
Leasehold Improvements	6,907	3,826
Less: Accumulated Depreciation	(111,282)	(79,808)

Property and Equipment, Net	$57,882	$60,735

Depreciation expense charged to operations totaled $31,472 and $28,769 for the years ended December 31, 2008 and 2007, respectively.  Average estimated useful lives for computers, software, and leasehold improvements are three years.  Furniture, fixtures, and office equipment have average estimated useful lives of five years.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – INTANGIBLE ASSETS

Following is a summary of non-goodwill intangibles at December 31, 2008:

	Gross Amount	Accumulated Amortization
Intangibles Subject to Amortization:
Customer Contracts – NDS	$3,402,925	$111,010
Customer Contracts – Portfolio Purchase	2,435,575	65,576

Totals	$5,838,500	$176,586

Amortization expense for 2008 was $176,586; estimated amortization expense for each of the ensuing years through December 31, 2013 is $583,850 per year.

NOTE F — RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE G — NOTES PAYABLE

Due to Shareholders

In September of 2004, the two existing members of United agreed to take a distribution for the amount of undistributed earnings accumulated by United through June 30, 2004, which amounted to $156,000.  In order to ease the cash flow requirements on United, the members agreed to accept a note for the amount of the distribution.  The amount of the distribution was combined with the amount of advances due to United’s members of $100,000, and notes payable due to United’s members for the total amount of $256,000 were established.  On August 20, 2008, the outstanding principal balance of these notes of $70,000 was paid in full.  On September 4, 2008, and September 8, 2008, the Company entered into two new notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  The outstanding balance due to shareholders was $70,000 at both December 31, 2008 and December 31, 2007.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest only payments each month and will make three principal payments during the term of the Share Purchase Note.  The Company shall pay $180,000 towards principal on the first and the second anniversary of the issue date of the Share Purchase Note and one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note.  At December 31, 2008, the outstanding balance of the Share Purchase Note totaled $2,720,000.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — NOTES PAYABLE (Continued)

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a secured promissory note (the “Sorrentino Note”) with no stated interest rate and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing the this amount over the total life of the note of 30 months.  At December 31, 2008, the outstanding balance of the Sorrentino Note totaled $426,500, and the amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $206,000, of which $96,000 is classified as current.

Thermo Credit Note

On September 17, 2008, in order to facilitate the cash payment due at the closing of the purchase of the portfolio of credit card merchant services accounts from Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc., the Company, NDS, and United (collectively the “Debtors”) borrowed $2,128,500 from Thermo Credit, LLC, a Colorado limited liability company (the “Lender”) pursuant to a Loan, Pledge, and Security Agreement (the “Loan Agreement”) and a Promissory Note (the “Note”) which provide for interest at the greater of 15% per annum or 8% in excess of the prime rate, plus other fees.  Accrued and unpaid interest on the outstanding principal balance of the Note is due and payable monthly commencing on October 31, 2008 and the Note matures and becomes due in full on March 17, 2009, with the Company having the right to extend the maturity to September 17, 2009 with Lender’s approval (not to be unreasonably withheld or delayed).  In the event of such extension, the Note is payable as follows:  (a) one payment of accrued and unpaid interest on March 31, 2009;  (b) five monthly payments of principal plus accrued and unpaid interest thereon in an amount necessary to amortize the outstanding principal balance of the Note as of March 17, 2009 over a period of 24 months commencing on April 30, 2009 and continuing on the same day of each calendar month thereafter (or if no such corresponding date, on the last date of such calendar month); and (c) a final payment of all principal plus accrued and unpaid interest on September 17, 2009.  The Loan Agreement grants the Lender a security interest in all of the assets, now owned, or hereafter acquired by the Debtors, and pledges all of the outstanding common stock of NDS and all of the outstanding membership interests of UCS to the Lender.  On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which it obtained modified set of terms.  Under the terms of the Amendment the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  Two of the Company’s minority shareholders serve on the board of directors for Thermo Credit, LLC.

Following are maturities of long-term debt:

Year	Amount

2009	$357,709
2010	2,582,407
2011	2,395,542

Totals	$5,335,658

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES

The provision for income taxes for 2008 and 2007, consists of the following:

	Years Ended December 31,
	2008	2007

Current Tax (Benefit) Expense	$(40,509)	$2,120
Deferred Tax Expense	-	-

Total Income Tax Expense	$(40,509)	$2,120

The Company’s provision for income tax expense (benefit) is equivalent to approximately 25.3% and 20.9% of the Company’s net income (loss) before taxes for the years ended December 31, 2008 and 2007, respectively.

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

NOTE I — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2008, a total of 100,000 shares of non-qualified stock options were exercised in 2008.  All of the exercised options were options previously granted in 2005 to the CFO.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for options granted in 2008:

Expected Volatility	29.15%
Expected Term	10.0 Years
Expected Dividends	$0.00
Risk Free Rate	3.79%
Weighted-Average Fair Value of Options Granted During 2008	$.015

Compensation expense charged to operations for options granted in 2008 totaled $17,681.  During 2008, cash received upon exercise under the Company’s stock option plan totaled $3,000.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — STOCK OPTIONS (Continued)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	402,000	$.03
Granted	1,157,000	$.05
Exercised	100,000	$.03
Forfeited or Expired	-	-
Outstanding at December 31, 2008	1,459,000	$.046	7.52	$.00
Exercisable at December 31, 2008	1,459,000	$.046	7.52	$.00

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	402,000	$.03
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2007	402,000	$.03	2.45	$.00
Exercisable at December 31, 2007	402,000	$.03	2.45	$.00

The total intrinsic value for options exercised during 2008 was $2,000.

NOTE J – ISSUANCE OF RESTRICTED STOCK

In conjunction with the 2008 Incentive Stock, Plan the Board of Directors granted a total of 125,000 shares of restricted common stock to three of its key employees, none of which were officers or directors of the Company.  These shares became fully vested upon the completion of the Company’s acquisition of NDS.  Compensation expense charged to operations for issuance of restricted stock granted in 2008 totaled $6,250.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — SIGNIFICANT CONCENTRATIONS

Cash

The Company maintains cash in financial institutions in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the year ended December 31, 2008, the Company had transactions with one customer that amounted to approximately 25.2% of the Company’s total revenue.  During the year ended December 31, 2007, the Company had transactions with three customers that amounted to approximately 64.6% of the Company’s total revenue.

NOTE L — COMMITMENTS

Operating Leases

Effective August 22, 2008, in conjunction with the acquisition of NDS, the Company entered into a thirty-six month lease with the existing Lessor of the NDS office facilities in Roswell, Georgia, at a rate of $4,000 per month.  The lease is automatically renewable for additional one year periods beyond the initial thirty-six month terms unless the Company as Lessee elects not to extend by providing written notice to the Lessor at least five days prior to the expiration of the initial term.  Future minimum lease payments are as follows:

Year	Amount
2009	48,000
2010	48,000
2011	32,000
Total	$128,000

On October 28, 2008, United exercised an option effective November 1, 2008, to extend its leased office facilities at its present location in Gulfport, Mississippi, for an additional three year term beginning at $2,200 per month on the effective date, and increasing by $150 per month after twelve months, and an additional $150 per month after twenty four months.  Future minimum lease payments are as follows:

Year	Amount
2009	26,700
2010	28,500
2011	25,000
Total	$80,200

Lease expense for the years ended December 31, 2008 and 2007, amounted to $39,900 and $25,600, respectively.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — COMMITMENTS (Continued)

Employment Contracts

In connection with the Company’s acquisition of NDS, the Company entered into employment contracts with two key employees of NDS, each having a three-year term.  The employment contracts address compensation and termination.  Future payments associated with the employment contracts are as follows:

Year	Amount

2009	$150,000
2010	150,000
2011	106,452

Total	$406,452

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

Year	Amount

2009	66,000
2010	66,000
2011	44,000

$176,000

NOTE M — RELATED PARTY TRANSACTIONS

As disclosed in Note G, the Company has as of December 31, 2008, notes payable with minority shareholders and with an entity for which two minority shareholders serve on the board of directors.  At December 31, 2007, the Company had notes payable that were due to majority stockholders of the Company for funds advanced to United in prior years and for the amount of the distributions due to the former members of United.

During 2008, the Company obtained legal services from a firm for which two minority shareholders of the Company serve as partners.  The amount paid to this firm during 2008 totaled $2,331.  In addition, the Company obtained legal services from a firm for which a minority shareholder serves as a partner.  The total amount paid to this firm during 2008 totaled $2,891.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N — EARNINGS PER SHARE

For earnings per share calculations, the weighted average number of common shares outstanding amounted to 23,816,940 and 18,291,667.  For the years ended December 31, 2008 and 2007, there were outstanding options to purchase 1,459,000 and 402,000 shares, respectively, at a weighted average price of $.046 and $.03 per share, respectively.  For 2008, the effect of dilutive stock options totaled 116,720 shares.  For 2007, the options were not included in the computation of dilutive earnings per share because the options’ exercise price was greater than the average market value of the common shares during the period.

NOTE O – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments.  Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash.  In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques.  The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment.  Accordingly, estimate presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$366,844	$366,844	$283,988	$283,988
Restricted Cash	353,702	353,702	531,343	531,343
Financial Liabilities
Notes Payable	$5,335,658	$5,335,658	$70,000	$70,000

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents – The carrying amount of cash and cash equivalents approximates fair values.

Restricted Cash – The carrying amount of restricted cash approximates fair values.

Notes Payable – The carrying amount of notes payable approximates fair values.

NOTE P — SUBSEQUENT EVENT

Amendment to Notes Payable

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit, LLC under which it obtained modified set of terms.  Under the terms of the Amendment the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.