Form 10-Q
period 2009-03-31
United eSystems, Inc.
filed 2009-05-15
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 15, 2009, 34,316,667 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
March 31, 2009

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2008 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009, (Unaudited)	December 31, 2008 (Audited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$398,739	$366,844
Restricted Cash	75,192	353,702
Trade Receivables, net	79,361	84,581
Prepaid Interest	96,000	96,000
Prepaid Expenses	39,854	19,619

Total Current Assets	689,146	920,746

PROPERTY AND EQUIPMENT, NET	54,627	57,882

OTHER ASSETS
Intangible Assets	5,527,348	5,661,916
Prepaid Interest, Non-current	86,000	110,000
Deferred Tax Asset	51,699	50,307
Other	63,315	63,315

Total Assets	$6,472,135	$6,864,166

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACH Settlements Payable	$61,887	$336,597
Current Portion Long-Term Debt	393,250	357,709
Accounts Payable and Accrued Liabilities	31,967	68,231
Customers’ Deposits	13,305	17,105

Total Current Liabilities	500,409	779,642

LONG TERM LIABILITIES
Notes Payable	4,873,250	4,977,949

Total Liabilities	5,373,659	5,757,591

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 34,316,667 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008	34,317	34,317
Additional Paid-In Capital	850,346	850,346
Retained Earnings	213,813	221,912

Total Stockholders' Equity	1,098,476	1,106,575

Total Liabilities and Stockholders' Equity	$6,472,135	$6,864,166
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
ACH Services	$245,847	$249,459
Verification Services	66,860	11,043
Credit Card Services	507,868	--
Total Revenues	820,575	260,502

Cost of Revenues	215,426	118,744

Gross Profit	605,149	141,758

Expenses:
Operating
Personnel costs	28,516	28,287
Travel expense	22,671	11,921
Amortization expense	134,568	--
Commissions and fees expense	51,423	618
Other	60,270	27,441
Total Operating Expenses	297,448	68,267

Selling, General & Administrative
Personnel costs	105,785	16,731
Legal and accounting expenses	53,798	9,710
Marketing	8,255	11,700
Consulting	--	26,000
Other	5,026	1,271
Total Selling, General & Administrative	172,864	65,412

Total Expenses	470,312	133,679

Income from operations	134,837	8,079

Other Income (expense):
Interest Income	463	--
Interest Expense	(144,791)	(1,750)

Net Income (Loss) before income taxes	(9,491)	6,329

Income tax benefit (expense)	1,392	(1,580)

Net Income (Loss)	$(8,099)	$4,749

Net Income per Share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHAGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2008	18,291,667	$18,292	$49,440	$341,541	$409,273

Net Income	-	-	-	4,749	4,749

Balance at March 31, 2008	18,291,667	$18,292	$49,440	$346,290	$414,022

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Net Loss	-	-	-	(8,099)	(8,099)

Balance at March 31, 2009	34,316,667	$34,317	$850,346	$213,813	$1,098,476

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,099)	$4,749
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	142,954	7,368
Decrease (Increase) in Trade Receivables	5,220	(17,176)
(Increase) Decrease in Prepaid Expenses	(20,235)	7,789
Decrease in Prepaid Interest	24,000	--
Decrease in Restricted Cash	278,510	(251,350)
Increase in Deferred Tax Asset	(1,392)	--
(Decrease) Increase in ACH Settlements Payable	(274,710)	231,321
Decrease in Accounts Payable and Accrued Liabilities	(36,264)	(10,588)
(Decrease) Increase in Customer Deposits	(3,800)	20,030
Net Cash Provided by (Used in) Operating Activities	106,184	(7,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(5,131)	(5,240)
Increase in Other Assets	--	(12,168)
Net Cash Used in Investing Activities	(5,131)	(17,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal paid on notes payable	(69,158)	--
Net Cash Used in Financing Activities	(69,158)	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,895	(25,265)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	366,844	283,988
CASH AND CASH EQUIVALENTS – END OF PERIOD	$398,739	$258,723

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$120,791	$1,750

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months ended March 31, 2009, was $78,360.

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

The Company accounted for this transaction, the Netcom NY Asset Portfolio, as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related the Netcom NY Asset Portfolio for the three months ended March 31, 2009, was $56,208.

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

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments during the term of the Share Purchase Note.  The Company shall pay $180,000 towards principal on the first and the second anniversary of the issue date of the Share Purchase Note and one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.

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

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which it obtained modified set of terms.  Under the terms of the Amendment the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  In conjunction with the Amendment, the Company paid $69,158 in principal, thereby reducing the outstanding principal balance to $2,050,000, as of March 31, 2009.

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

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At March 31, 2009, and December 31, 2008, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the three months ended March 31, 2009, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

NOTE H — COMMITMENTS

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

NOTE I — RELATED PARTY TRANSACTIONS

As disclosed in Note E, the Company has notes payable with minority shareholders and with an entity for which  two minority shareholders serve on the board of directors.

NOTE J — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 34,316,667, and 18,291,667, for the three months ended March 31, 2009, and 2008, respectively.  Options to purchase 302,000 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding during the three months March 31, 2009, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

NOTE K – FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

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

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes include in this Form 10-Q, and in conjunction with our Form 10-K previously filed for the year ended December 31, 2008.

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

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

For the three months ended March 31, 2009, revenues were $820,575, compared to $260,502 for the three months ended March 31, 2008, representing an increase of $560,073, or approximately 215.0%.  This increase is mostly related to the increase in credit card services of $507,868, together with the increase in verification services of $55,817, partially offset by the decrease in ACH Services of $3,612.  The increase in Credit Card Services relates to the revenue derived from the acquisitions of NDS and the Netcom NY portfolio asset purchase during 2008.  The increase in Verification Services revenue of $55,817 for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, represents additional business we obtained during the second half of 2008.  The decrease of

$3,612 related to our ACH payments business represents an immaterial difference due to difference in the timing of our customers’ submissions ACH transaction batches.

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

The following table presents the composition of cost of revenue for the three months ended March 31, 2009 and 2008:

Cost of Revenue:	Three Months Ended March 31, 2009	Percentage	Three Months Ended March 31, 2008	Percentage	Variance Dollars

ACH Services	$45,963	21.3%	$110,638	93.2%	$(64,675)

Verification Services	41,268	19.2%	8,106	6.8%	33,162

Credit Card Services	128,195	59.5%	--	--	128,195

Total Cost of Revenue	$215,426	100.0%	$118,744	100.0%	$96,682

For the three months ended March 31, 2009, cost of revenues was $215,426, compared to $118,744 for the three months ended March 31, 2008, representing an increase of $96,682, or approximately 81.4%.  This increase is mostly attributable to the increase in our credit card services business resulting from the acquisition during 2008 of NDS and the purchase of the Netcom NY portfolio asset.  These increases were partially offset by decreases in our cost of revenue associated with our ACH services business.  During 2008 we had migrated some of our ACH accounts in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services for these merchants, we only recognize net ACH fees associated with these accounts, which has resulted in a reduction to our ACH cost of revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  In addition, our ACH cost of revenues has been reduced as a result of our acquisition of NDS.  We now only pay commissions to independent sales agents. Prior to our acquisition of NDS, commissions were paid to NDS as well as to other independent sales agents.  For the three months ended March 31, 2008, our ACH cost of revenues of $110,638, includes $27,482 of commissions paid to NDS.

For the three months ended March 31, 2009, our gross profit was $605,149, compared to $141,758 for the three months ended March 31, 2008, representing an increase of $463,391, or approximately 326.9%.  Our gross profit stated as a percentage of revenues was 73.8% for the three months ended March 31, 2009, compared to 54.4% for the three months ended March 31, 2008.  The decrease in cost of revenues as a percentage of revenue reflects the effect of the two acquisitions during 2008, as previously described, which have resulted in a substantial increase in our revenues as well as cost of revenues associated with the credit card services business.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.  For the three months ended March 31, 2009, operating expenses were $297,448, compared to $68,267 for the three months ended March 31, 2008, representing an increase of $229,181 or approximately 335.7%.  The increases in operating costs related mostly to increases in amortization of $134,568, commissions and fees expenses of $50,805, travel of $10,750, and other operating expenses of $32,829.  Amortization expense relates to the intangible assets associated with our acquisition of NDS and our purchase of the Netcom NY portfolio asset.  The increase in commissions and fees expenses relates mostly to fees paid in conjunction with our Thermo Credit, LLC loan facility, together with certain contracted customer service costs.  The increase in travel relates mostly to the addition of NDS’ operations.

The increase in other operating expenses of $32,829 is mostly related to increases in computer maintenance and expenses of $5,640, lease expense of $11,950, office expenses of $9,625, and telephone expenses of $4,971.  All of these increases relate to the cost of operations associated with NDS.

Selling, General, and Administrative Expenses

For the three months ended March 31, 2009, our selling, general, and administrative expenses were $172,864, compared to $65,412 for the three months ended March 31, 2008, representing an increase of $107,452, or approximately 164.3%.  This increase is mostly due to increases in personnel costs of $89,054, legal and accounting of $44,088, and other expenses of $3,755, partially offset by decreases in marketing of $3,445, and consulting fees of $26,000.  The increase in personnel costs and other expenses relates mostly to the expenses associated with the business activity of NDS, while the increases in legal and accounting costs relate to costs associated with our continued expansion and financing efforts.  The decreases in marketing expenses relate mostly to the elimination of certain duplicate costs following our acquisition of NDS.  We had no consulting fees during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, in which we utilized professional consultants to assist us in obtaining suitable acquisitions.

Results of Operations

We reported a net loss for the three months ended March 31, 2009, of $8,099 compared to net income of $4,749 for the three months ended March 31, 2008, representing a decrease of $12,848.  This change is mostly attributable to the acquisition of NDS and the purchase of the Netcom NY portfolio asset.  We now recognize significant amortization expenses related to our intangible assets and interest expense related to our credit facility with Thermo Credit, LLC which provided the acquisition financing.  As a result, although we reported a net loss for the three months ended March 31, 2009, we produced net positive cash flow from our operations.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the three months ended March 31, 2009, was $106,187, compared to net cash used in operating activities of $7,857 for the three months ended March 31, 2008, or an increase of $114,044.  The increase in cash provided by operating activities is due primarily to the various adjustments necessary to reconcile net income (loss) to net cash provided by (used in) operations for each of the respective periods presented.

For the three months ended March 31, 2009, adjustments decreasing our net loss of $8,099 included depreciation and amortization of $142,954, the decrease in trade receivables of $5,220, the decrease in prepaid interest of $24,000, the decrease in accounts payable and accrued liabilities of $36,264, offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $20,235, the increase in deferred tax asset of $1,392, and the decrease in customer deposits of $3,800.

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

Net cash used in investing activities was $5,131 for the three months ended March 31, 2009, and $17,408 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we made improvements to our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices.  For the same period in the prior year we obtained hardware and software of $5,240 and other assets of $12,168 in conjunction with improvements to our ACH processing systems.

Net cash used in financing activities was $69,161 for the three months ended March 31, 2009, compared to $0 for the three months ended March 31, 2008.  On March 17, 2009, we made a principal payment of $69,161 in conjunction with an amendment to our credit facility with Thermo Credit, LLC, whereby we extended the due date to March 31, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on January 15, 2009 for the principal purpose of (i) electing three directors; (ii) ratifying the appointment of Laporte, Sehrt, Romig and Hand as our independent registered public accountants for the fiscal year ending December 31, 2009; and (iii) approving the 2008 Incentive Stock Plan.

The following votes were cast by the stockholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Withheld
Walter Reid Green, Jr.	20,533,167	0
Monica B. Haab	20,533,167	0
William R. Plummer	20,533,167	0

The following votes were cast by the stockholders with respect to the ratification of the appointment of Laporte, Sehrt, Romig and Hand, as our independent registered public accountants for the fiscal year ending December 31, 2009:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Laporte, Sehrt, Romig and Hand	20,533,167	0	0

The following votes were cast by the stockholders with respect to approving the 2008 Incentive Stock Plan:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
2008 Incentive Stock Plan	20,533,167	0	0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Amendment to Thermo Credit, LLC Loan, Pledge and Security Agreement and related Promissory Note dated March 17, 2009 (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on March 31, 2009).

10.2	Employment Agreement between Netcom Data Southern Corp. and William R. Plummer dated August 22, 2008. *
10.3	Non-Competition, Confidentiality, and Non-Solicitation Agreement between the Company, Netcom Data Southern Corp. and William R. Plummer dated August 22, 2008.*
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: May 15, 2009	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)