Form 10-Q
period 2009-06-30
United eSystems, Inc.
filed 2009-08-14
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 14, 2009, 34,359,167 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
June 30, 2009

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about United eSystems, Inc. (the “Company”) and our subsidiaries, United Check Services, L.L.C. (“United”) and Netcom Data Southern Corp. (“NDS”), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, United, and NDS (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertake no obligation to update any forward-looking statement.

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

PART I.       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$420,808	$366,844
Restricted Cash	100,171	353,702
Trade Receivables, net	100,919	84,581
Prepaid Interest	70,000	96,000
Prepaid Expenses	24,059	19,619

Total Current Assets	715,957	920,746

PROPERTY AND EQUIPMENT, NET	52,146	57,882

OTHER ASSETS
Intangible Assets	5,330,962	5,661,916
Prepaid Interest, Non-current	90,850	110,000
Deferred Tax Asset	107,186	50,307
Other	63,315	63,315

Total Assets	$6,360,416	$6,864,166

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACH Settlements Payable	$85,865	$336,597
Current Portion Long-Term Debt	2,262,100	357,709
Accounts Payable and Accrued Liabilities	43,787	68,231
Customers’ Deposits	14,305	17,105

Total Current Liabilities	2,406,057	779,642

LONG TERM LIABILITIES
Notes Payable	2,921,375	4,977,949

Total Liabilities	5,327,432	5,757,591

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 34,359,167 and 34,316,667 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, respectively	34,359	34,317
Additional Paid-In Capital	851,579	850,346
Retained Earnings	147,046	221,912

Total Stockholders' Equity	1,032,984	1,106,575

Total Liabilities and Stockholders' Equity	$6,360,416	$6,864,166
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
ACH Services	$179,429	$289,716	$425,275	$539,175
Verification Services	62,482	25,281	129,343	36,324
Credit Card Services	450,501	--	958,368	--
Total Revenues	692,412	314,996	1,512,986	575,499

Cost of Revenues	205,157	184,406	420,583	303,150

Gross Profit	487,255	130,591	1,092,403	272,349

Expenses:
Operating
Personnel costs	37,047	33,105	65,562	61,392
Travel	18,290	2,292	40,961	14,214
Amortization expense	134,568	--	269,136	--
Commissions and fees expense	32,819	--	84,242	--
Other	60,286	25,706	123,921	54,384
Total Operating Expenses	283,010	61,103	583,822	129,990

Selling, General & Administrative
Personnel costs	133,582	18,750	239,248	35,481
Legal and accounting	23,649	26,127	77,447	35,837
Marketing	8,993	7,450	17,249	19,150
Consulting	--	6,500	--	32,500
Other	3,477	3,569	5,137	4,221
Total Selling, General & Administrative	169,701	62,396	339,081	127,189

Total Expenses	452,711	123,499	922,903	257,179

Income from operations	34,544	7,092	169,500	15,170

Other Income (expense):
Interest Income	598	--	1,060	--
Interest Expense	(157,515)	(1,786)	(302,305)	(3,536)

Net Income (loss) before income taxes	(122,373)	5,306	(131,745)	11,634

Income tax benefit (expense)	53,755	(935)	56,879	(2,514)

Net (Loss) Income	$(68,618)	$4,371	$(74,866)	$9,120

Net Income per Share	NM	NM	NM	NM

NM – Amount not considered meaningful since less than $.01 per share.
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2008	18,291,667	$18,292	$49,440	$341,541	$409,273

Net Income	-	-	-	9,119	9,119

Balance at June 30, 2008	18,291,667	$18,292	$49,440	$350,660	$418,392

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Employees’ exercise of stock options	42,500	42	1,233	--	1,275

Net Loss	-	-	-	(74,866)	(74,866)

Balance at June 30, 2009	34,359,167	$34,359	$851,579	$147,046	$1,032,984

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(74,866)	$9,120
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
Depreciation and Amortization	285,452	14,841
Increase in Trade Receivables	(16,338)	(16,637)
(Increase) Decrease in Prepaid Expenses	(4,440)	6,647
Decrease in Prepaid Interest	45,150	--
Decrease in Restricted Cash	253,531	82,475
Increase in Deferred Tax Asset	(56,879)	--
Decrease in ACH Settlements Payable	(250,732)	(114,189)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(24,444)	1,259
(Decrease) Increase in Customer Deposits	(2,800)	31,713
Net Cash Provided by Operating Activities	153,634	15,229

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(10,580)	(6,832)
Proceeds from Asset Purchase Escrow	61,818	--
Increase in Other Assets	--	(17,922)
Net Cash Provided by (Used in) Investing Activities	51,238	(24,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Employees’ exercise of stock options	1,275	--
Principal paid on notes payable	(152,183)	(46,000)
Net Cash Used in Financing Activities	(150,908)	(46,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,964	(103,522)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	366,844	384,830
CASH AND CASH EQUIVALENTS – END OF PERIOD	$420,808	$281,308

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$257,155	$1,750
Cash Paid During the Period for Taxes	$5,000	$25,822

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

Upon consummation of the Spin-Off, Riverbend completed the contribution transaction with United Check Services, L.L.C. (“United”), a Louisiana limited liability company, according to the terms of a Contribution Agreement entered into on July 14, 2004, as amended by a Letter Agreement dated August 5, 2004 (collectively, the “Contribution Agreement”).  Pursuant to the Contribution Agreement, the equity owners of United contributed all of their limited liability membership interests in United to Riverbend in exchange for 15,315,000 shares of Riverbend’s common stock.  As a result of this transaction, United became a wholly-owned subsidiary of Riverbend, and the members of United became the majority stockholders of Riverbend, and the transaction was accounted for as a reverse acquisition.  As a result of the Spin-Off, the current telecommunications business of Riverbend is now carried on by Holdings, and the automated clearing house services business of United is now carried on by Riverbend, through its 100% ownership interest of United.

On June 13, 2005, Riverbend effected a name change from Riverbend Telecom, Inc. to United eSystems, Inc. (“eSystems” or the “Company”) to better reflect the change in business operations as a result of the consummation of the Plan of Reorganization and the Contribution.

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months and for the six months ended June 30, 2009, was $78,360 and $156,720, respectively.

Portfolio Asset Purchase

On September 17, 2008, the Company, through its wholly owned subsidiary NDS, entered into and closed an Asset Purchase Agreement (the “Agreement”) with Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc. (collectively the “Sellers”).  Under the terms of the Agreement, the Company paid $2,275,000 in cash, plus 3,200,000 shares of its restricted common stock, in exchange for the assignment all of the Seller’s rights under a certain Independent Sales Organization Agreement (the “Bank Agreement”) with LaSalle Bank, N.A., a subsidiary of Bank of America (the “Bank”).  The terms of the Bank Agreement allow merchant customers of the Seller to utilize the credit card merchant processing services provided by the Bank.  As a result of the assignment of the Bank Agreement, NDS will perform certain services previously provided by the Sellers under the Bank Agreement and will receive all payments due therefore from the Bank.  Pursuant to the Agreement, 10% of the cash and stock paid at closing was escrowed, subject to an attrition formula applicable during the twelve months following the transaction date, whereby the Company may be reimbursed up to the amounts escrowed if the portfolio’s performance does not meet certain benchmarks during the applicable period.  For the six months ended June 30, 2009, the Company received $61,818 as escrow reimbursement.

The Company accounted for this transaction, the Netcom NY Asset Portfolio, as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related the Netcom NY Asset Portfolio for the three months and six months ended June 30, 2009, was $56,208, and $112,416, respectively.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

As described in Notes A and B, UNITED ESYSTEMS, INC. serves as the holding company for United Check Services, L.L.C. and Netcom Data Southern Corp.  United provides automated clearing house (ACH) services to businesses throughout the United States.  NDS is an independent sales organization that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  The Company’s headquarters and ACH operations center are located in Gulfport, Mississippi, and the operations of NDS are conducted at its offices in Roswell, Georgia.

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

NDS receives a portion of the fees generated from credit card merchant processing services which are provided through its contractual agreements with various sponsor banks.  Under these agreements, the merchants’ transaction activity is reported and NDS’ portion of the fees are paid during the month following the month in which the transactions occurred.  Accordingly, NDS recognizes its revenue in the month in which such transactions are reported and payable, which is consistent with industry practices within the United States of America.

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

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued

($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time all remaining principal becomes due and payable.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the six months ended June 30, 2009, the Company’s principal payments totaled $23,025 thereby reducing the outstanding principal balance of these notes to $403,475 as of June 30, 2009.

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

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  In conjunction with the Amendment, the Company paid $69,158 in principal on March 17, 2009, and $20,000 per month thereafter, reducing the outstanding principal balance to $1,990,000 as of June 30, 2009.

NOTE F — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2008, a total of 100,000 shares of non-qualified stock options were exercised by the Company’s CFO.  During the three months ended June 30, 2009, an additional 42,500 shares of these options were exercised by two employees of the Company.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At June 30, 2009, and December 31, 2008, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the six months ended June 30, 2009, the Company had no customers that amounted to more than 10% of the Company’s business.

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

ACH Processing Agreement

On August 4, 2006, United entered into an ACH processing agreement that provided for the utilization of an internet based ACH processing system, inclusive of bank and processing fees.  The term of the agreement is 60 months, and renewable for successive 12 month periods thereafter.  If management elects to terminate this agreement during its initial term without cause, the agreement provides for a liquidation fee equal to the average monthly processing volume at termination multiplied by the number of months remaining in the agreement, subject to a maximum of $66,000.

NOTE I — RELATED PARTY TRANSACTIONS

As disclosed in Note E, the Company has notes payable with minority shareholders and with an entity for which two minority shareholders serve on the board of directors.

NOTE J — EARNINGS PER SHARE

The weighted average common shares outstanding amounted to 34,335,101, and 34,325,935, for the three months and six months ended June 30, 2009, respectively, and 18,291,667 for the three months and six months ended June 30, 2008, respectively.  Options to purchase 259,500 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

NOTE K – FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

The Company is an electronic payments service provider headquartered in Gulfport, Mississippi, that caters mostly to small and medium size businesses who handle significant volumes of electronic transactions as an integral part of their business.  Since 1998, we have provided electronic Automated Clearing House (“ACH”) payments via our internet-based, encrypted systems, to assist merchants in the collection of their sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits. We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

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

Three Months and Six Months Ended June 30, 2009, compared to the Three Months and Six Months  Ended June 30, 2008

Revenues

Our revenue is mostly generated by providing payment services which include ACH processing services as well as earning residual revenue from credit card merchant services for business customers.  We also provide real-time electronic account verification services, as well as identity and age verification services.  The majority of our customers utilize our services to collect their gross receipts or accounts receivable electronically.  However, ACH processing services may also be utilized for other purposes, including direct deposit of employee payroll, employee travel advances, payments to non-employee contractors, and inter-company transfers.  We recognize our ACH revenue upon completion of the service being provided and residual credit card services revenue upon receipt from our sponsoring banks which is consistent with industry practices within the United States of America.

For the three months ended June 30, 2009, revenues were $692,412, compared to $314,996 for the three months ended June 30, 2008, representing an increase of $377,416, or approximately 119.8%.  This increase is mostly related to the increase in credit card services of $450,501, together with the increase in verification services of $37,201, partially offset by the decrease in ACH Services of $110,287.  The increase in credit card services relates to the revenue derived from the acquisitions of NDS and the Netcom NY portfolio asset purchase during 2008.  The increase in verification services revenue of $37,201 for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008, represents additional business we obtained during the second half of 2008.  The decrease of $110,287 related to our ACH payments business represents changes we made during the prior year with respect to a portion of our ACH business.  During 2008 we migrated some of our ACH accounts in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services for these merchants, we only recognize net ACH fees associated with these accounts.

For the six months ended June 30, 2009, revenues were $1,512,986, compared to $575,499 for the six months ended June 30, 2008, representing an increase of $937,487, or approximately 162.9%.  This increase is mostly related to the increase in credit card services of $958,368, together with the increase in verification services of $93,019, partially offset by the decrease in ACH Services of $113,900.  The increase in credit card services relates to the revenue derived from the acquisitions of NDS and the Netcom NY portfolio asset purchase during 2008.  The increase in verification services revenue of $93,019 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, represents additional business we obtained during the second half of 2008.  The decrease of $113,900 related to our ACH payments business represents changes we made during the prior year with respect to a portion of our ACH business.  During 2008 we migrated some of our ACH accounts in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services for these merchants, we only recognize net ACH fees associated with these accounts.

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

The following table presents the composition of cost of revenue for the three months ended June 30, 2009 and 2008:

Cost of Revenue:	Three Months Ended June 30, 2009	Percentage	Three Months Ended June 30, 2008	Percentage	Variance Dollars

ACH Services	$83,014	40.5%	$161,421	87.5%	$(78,407)

Verification Services	26,775	13.1%	22,985	12.5%	3,790

Credit Card Services	95,368	46.4%	--	--	95,368

Total Cost of Revenue	$205,157	100.0%	$184,406	100.0%	$20,751

For the three months ended June 30, 2009, cost of revenues was $205,157, compared to $184,406 for the three months ended June 30, 2008, representing an increase of $20,751, or approximately 11.3%.  This increase is mostly attributable to the increase of $95,368 in our credit card services business resulting from the acquisition during 2008 of NDS and the purchase of the Netcom NY portfolio asset.  This increase, together with the $3,790 increase in verification services, was partially offset by decreases of $78,407 in our cost of revenue associated with our ACH services business.  As previously described, we migrated some of our ACH accounts during 2008 in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services and maintain these merchants, we only recognize net ACH fees associated with these accounts, which has resulted in a reduction to our ACH cost of revenues for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  In addition, our ACH cost of revenues has been reduced as a result of our acquisition of NDS.  We now only pay residual commissions to the independent agents of NDS and not for any accounts that were originated by NDS itself.  For the three months ended June 30, 2009, there were no commissions paid to NDS, compared to the three months ended June 30, 2008, in which our cost of revenues of $184,406 includes $67,778 of commissions paid to NDS.

The following table presents the composition of cost of revenue for the six months ended June 30, 2009 and 2008:

Cost of Revenue:	Six Months Ended June 30, 2009	Percentage	Six Months Ended June 30, 2008	Percentage	Variance Dollars

ACH Services	$165,235	39.3%	$272,059	89.7%	$(106,824)

Verification Services	68,042	16.2%	31,091	10.3%	36,951

Credit Card Services	187,306	44.5%	--	--	187,306

Total Cost of Revenue	$420,583	100.0%	$303,150	100.0%	$117,433

For the six months ended June 30, 2009, cost of revenues was $420,583, compared to $303,150 for the six months ended June 30, 2008, representing an increase of $117,433, or approximately 38.7%.  This increase is mostly attributable to the increase of $187,306 related to our credit card services business resulting from the acquisition during 2008 of NDS and the purchase of the Netcom NY portfolio asset.  This increase, together with the $36,951 increase in verification services, was partially offset by decreases of $106,824 in cost of revenue associated with our ACH services business.  As previously described, we migrated some of our ACH accounts during 2008 in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services and maintain these merchants, we only recognize net ACH fees associated with these accounts, which has resulted in a reduction to our ACH cost of revenues for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  In addition, our ACH cost of revenues has been reduced as a result of our acquisition of NDS.  We now only pay residual commissions to the independent agents of NDS and not for any accounts that were originated by NDS itself.  For the six months ended June 30, 2009, there were no commissions paid to NDS, compared to the six months ended June 30, 2008, in which our ACH cost of revenues of $303,150 included $105,260 of commissions paid to NDS.

For the three months ended June 30, 2009, our gross profit was $487,255, compared to $130,591 for the three months ended June 30, 2008, representing an increase of $356,664, or approximately 273.1%.  Our gross profit stated as a percentage of revenues was 70.4% for the three months ended June 30, 2009, compared to 41.5% for the three months ended June 30, 2008.  The increase in our gross profit as a percentage of revenue reflects the effect of the two acquisitions, as previously described, which have also resulted in a substantial increase in our volume of business associated with credit card services.

For the six months ended June 30, 2009, our gross profit was $1,092,403, compared to $272,349 for the six months ended June 30, 2008, representing an increase of $820,054, or approximately 301.1%.  Our gross profit stated as a percentage of revenues was 72.2% for the six months ended June 30, 2009, compared to 47.3% for the six months ended June 30, 2008.  The increase in our gross profit as a percentage of revenue reflects the effect of the two acquisitions, as previously described, which have also resulted in a substantial increase in our volume of business associated with credit card services.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For the three months ended June 30, 2009, operating expenses were $283,010, compared to $61,103 for the three months ended June 30, 2008, representing an increase of $221,907 or approximately 363.2%.  The increases in operating costs related mostly to increases in amortization of $134,568, commissions and fees expenses of $32,819, travel of $15,998, and other operating expenses of $34,580.  Amortization expense relates to the intangible assets associated with our acquisition of NDS and our purchase of the Netcom NY portfolio asset.  The increase in commissions and fees expenses relates mostly to fees paid in conjunction with our Thermo Credit, LLC loan facility, together with certain contracted customer service costs.  The increase in travel relates mostly to the addition of NDS’ operations.

The increase in other operating expenses of $34,580 is mostly related to increases in computer maintenance and expenses of $4,173, lease expense of $11,500, office expenses of $5,518, and telephone expenses of $8,857.  All of these increases relate to the cost of operations associated with NDS with the exception of telephone expenses which, in addition to the effect of NDS operations, includes increased service costs in conjunction with upgrades to some of our telephone systems.

For the six months ended June 30, 2009, operating expenses were $583,822, compared to $129,990 for the six months ended June 30, 2008, representing an increase of $453,832 or approximately 349.1%.  The increases in operating costs related mostly to increases in amortization of $269,136, commissions and fees expenses of $84,242, travel of $26,747, personnel costs of $4,170, and other operating expenses of $69,597.  Amortization expense relates to the intangible assets associated with our acquisition of NDS and our purchase of the Netcom NY portfolio asset.  The increase in commissions and fees expenses relates mostly to fees paid in conjunction with our Thermo Credit, LLC loan facility, together with certain contracted customer service costs.  The increase in travel relates mostly to the addition of NDS’ operations, and the increase in personnel costs relates to increases in operating personnel associated with our ACH business compared to the same period in the prior year.

The increase in other operating expenses of $69,597 is mostly related to increases in computer maintenance and expenses of $9,813, lease expense of $23,450, office expenses of $15,143, and telephone expenses of $13,829.  All of these increases relate to the cost of operations associated with NDS with the exception of telephone expenses which, in addition to the effect of NDS operations, includes increased service costs in conjunction with upgrades to some of our telephone systems.

Selling, General, and Administrative Expenses

For the three months ended June 30, 2009, our selling, general, and administrative expenses were $169,701, compared to $62,396 for the three months ended June 30, 2008, representing an increase of $107,305, or approximately 172.0%.  This increase is mostly due to increases in personnel costs of $114,832, and marketing of $1,543, partially offset by decreases in legal and accounting of $2,478, consulting fees of $6,500, and other expenses of $92.  The increase in personnel costs and marketing expenses relate mostly to the expenses associated with the business activity of NDS, which was not present during the same period in the prior year.  The decreases in legal and accounting, consulting fees, and other costs reflect a greater amount of activity during the prior year associated with our acquisition of NDS and the asset portfolio purchase.

For the six months ended June 30, 2009, our selling, general, and administrative expenses were $339,081, compared to $127,189 for the six months ended June 30, 2008, representing an increase of $211,892, or approximately 166.6%.  This increase is mostly due to increases in personnel costs of $203,767, legal and accounting of $41,610, partially offset by decreases in marketing of $1,901, consulting fees of $32,500, and other expenses of $916.  The increase in personnel costs relate mostly to the expenses associated with the business activity of NDS, which was not present during the same period in the prior year.  The increases in legal and accounting represent increased costs during the first quarter of 2009 associated with our annual meeting, annual audit, and other legal services.  Our marketing fees were slightly lower due to elimination of some duplicate costs following the acquisition of NDS.  Our consulting fees were lower compared to the same period in the prior year, as we incurred fees with professional consultants that were discontinued during 2008.  Our other costs reflect a greater amount of activity during the prior year associated with our acquisition of NDS and the asset portfolio purchase.

Results of Operations

We reported a net loss for the three months and six months ended June 30, 2009, of $68,618 and $74,866, respectively, compared to net income of $4,371 and $9,120, respectively, for the three months and six months ended June 30, 2008. This represented a decrease in net income of $72,989 and $83,986 for the three months and six months ended June 30, 2009 compared to the same periods in the prior year.  These decreases are mostly attributable to the effect of the acquisition of NDS and the purchase of the Netcom NY portfolio asset.  We now recognize significant amortization expenses related to the intangible assets acquired, together with interest expense associated with our credit facility with Thermo Credit, and our seller financing with the former shareholders of Netcom, as well as non-cash interest expense related to the Sorrentino Note, all of which facilitated the financing for the acquisitions.  As a result we have substantially increased our volume of business, and although we reported net losses for the three months and six months ended June 30, 2009, we produced net positive cash flow from our operations.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the six months ended June 30, 2009, was $153,634, compared to net cash provided by operating activities of $15,229 for the six months ended June 30, 2008, or an increase of $138,405.  The increase in cash provided by operating activities is due primarily to the various adjustments necessary to reconcile net income (loss) to net cash provided by operations for each of the respective periods presented.

For the six months ended June 30, 2009, adjustments decreasing our net loss of $74,866 included depreciation and amortization of $285,452, and the decrease in prepaid interest of $45,150, partially offset by adjustments that increased our net loss, such as the increase in trade receivables of $16,338, the decrease in accounts payable and accrued liabilities of $25,836, and the increase in prepaid expenses of $4,440, and the decrease in customer deposits of $2,800.

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

Net cash provided by investing activities was $51,238 for the six months ended June 30, 2009, compared to cash used in investing activities of $24,754 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we made improvements to our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices.  For the same period in the prior year we obtained hardware and software of $5,240 and other assets of $12,168 in conjunction with improvements to our ACH processing systems.  During the six months ended June 30, 2009, we received $61,818 as part of our escrow reimbursement associated with our Netcom NY asset portfolio purchase.

Net cash used in financing activities was $150,908 for the six months ended June 30, 2009, compared to $46,000 for the six months ended June 30, 2008.  Several of our employees exercised stock options during the period resulting in proceeds of $1,275.  Additionally, we made principal payments of $129,158 in conjunction with our credit facility with Thermo Credit, LLC, and $23,050 of principal payments related to our outstanding Sorrentino Note balance.

To date we have financed our capital expenditure needs from cash flows generated from our operations, with the exception of our acquisition financing.  Our acquisition financing was mostly funded from three sources, Thermo Credit LLC, Sorrentino, and the former Netcom shareholders.  Currently Mr. Sorrentino and the former Netcom shareholders represent a significant but not controlling interest in the Company.  We are currently seeking permanent equity and/or debt financing to extinguish or replace our interim financing with Thermo Credit LLC.  We then plan to reduce or extinguish the Sorrentino note and the seller financed notes with the former Netcom shareholders.  We believe we have strong relationships with these two creditors, as we completed amendments to our credit agreements with both Thermo Credit LLC and Sorrentino during the three months ended June 30, 2009, which supports our efforts to obtain permanent financing, to continue our operations, and to fund our cash needs for the next twelve months.

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

Inflation

Inflation has not had a material effect on the operations of the Company in the past.  At the present time we have not experienced significant adverse effects as a result of inflation, and we believe such conditions will not adversely affect the Company for the foreseeable future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 7, 2009, we issued 27,500 shares of our common stock pursuant to the exercise of a stock option and on June 20, 2009, we issued an additional 15,000 shares of our common stock pursuant to the exercise of a stock option, for total aggregate consideration received by us of $1,275.  The stock options were non-plan options held by two current employees.  With respect to the issuance, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Other than as disclosed above, during the quarter ended June 30, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 27, 2009, we executed an amendment agreement with Robert J. Sorrentino, amending certain terms of a loan agreement with Mr. Sorrentino that was originally entered into in August 2008.  Pursuant to the terms of the amendment, the payment schedule with respect to the loan was modified as follows:  (1) we made a one-time principal payment of $15,350 upon execution of the amendment; and (2) commencing May 31, 2009, we are required to make monthly principal payments of $7,675 (reduced from $17,770 contemplated under the original loan agreement) through February 28, 2011, at which time the remaining outstanding balance is due and payable.  All other terms as set forth in the original loan agreement, and ancillary documents, remain unchanged.  As of June 30, 2009, the outstanding principal balance under the loan agreement was $403,475.

ITEM 6.  EXHIBITS.

10.1	Amendment to Security Agreement and Promissory Note between Robert J. Sorrentino and United eSystems, Inc. dated May 27, 2009.*
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: August 14, 2009	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)