Form 10-Q
period 2009-09-30
United eSystems, Inc.
filed 2009-11-16
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49745

UNITED ESYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2150635
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2150 North Hwy 190
Covington, LA 70433
228-832-1597
(Address and telephone number of principal executive offices)

15431 O’Neal Road
Gulfport, MS  39503
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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 16, 2009, 34,272,629 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
September 30, 2009

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

PART I.        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$256,695	$366,844
Restricted Cash	96,309	353,702
Trade Receivables, net	88,742	84,581
Prepaid Interest	70,000	96,000
Prepaid Expenses	27,079	19,619

Total Current Assets	538,825	920,746

PROPERTY AND EQUIPMENT, NET	52,963	57,882

OTHER ASSETS
Intangible Assets	5,196,394	5,661,916
Prepaid Interest, Non-current	60,000	110,000
Deferred Tax Asset	163,026	50,307
Other	85,250	63,315

Total Assets	$6,096,458	$6,864,166

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACH Settlements Payable	$82,004	$336,597
Current Portion Long-Term Debt	2,452,070	357,709
Accounts Payable and Accrued Liabilities	18,676	68,231
Customers’ Deposits	14,305	17,105

Total Current Liabilities	2,567,055	779,642

LONG TERM LIABILITIES
Notes Payable	2,610,705	4,977,949

Total Liabilities	5,177,760	5,757,591

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 34,359,167 and 34,316,667 Issued and Outstanding at September 30, 2009 and December 31, 2008	34,359	34,317
Additional Paid-In Capital	851,579	850,346
Retained Earnings	32,760	221,912

Total Stockholders' Equity	918,698	1,106,575

Total Liabilities and Stockholders' Equity	$6,096,458	$6,864,166
The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
ACH Services	$212,234	$211,057	$640,538	$750,232
Verification Services	29,839	59,440	157,212	95,764
Credit Card Services	410,046	227,694	1,366,789	227,694
Total Revenues	652,118	498,191	2,164,539	1,073,690

Cost of Revenues	207,310	175,390	627,328	478,540

Gross Profit	444,808	322,801	1,537,211	595,150

Expenses:
Operating
Personnel costs	34,296	35,700	99,858	97,092
Travel	15,959	10,477	56,919	24,691
Amortization expense	134,568	42,018	403,704	42,018
Commissions and fees expense	38,863	11,457	123,105	45,797
Other	54,219	42,803	171,562	62,847
Total Operating Expenses	277,905	142,455	855,148	272,445

Selling, General & Administrative
Personnel costs	127,010	69,065	330,200	104,546
Legal and accounting	32,297	13,121	109,745	48,958
Marketing	9,684	15,554	26,933	34,694
Consulting	--	--	--	32,500
Other	3,946	8,837	51,719	13,069
Total Selling, General & Administrative	172,937	106,577	518,597	233,767

Total Expenses	450,842	249,032	1,373,745	506,212

(Loss) Income from operations	(6,034)	73,769	163,466	88,938

Other Income (expense):
Interest Income	517	--	1,577	--
Interest Expense	(164,609)	(40,661)	(466,914)	(44,196)

Net Income (loss) before income taxes	(170,126)	33,108	(301,871)	44,742

Income tax benefit (expense)	73,018	(7,284)	112,719	(9,798)

Net (Loss) Income	$(97,108)	$25,824	$(189,152)	$34,944

Net Income per Share	NM	NM	NM	NM

NM – Amount not considered meaningful since less than $.01 per share.
The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2008	18,291,667	$18,292	$49,440	$341,541	$409,273

Issuance of Common Stock for Acquisition of Netcom Data Southern, Inc.	7,800,000	7,800	382,200	-	390,000

Issuance of Common Stock for Acquisition of Credit Card Portfolio	3,200,000	3,200	156,800	-	160,000

Issuance of Common Stock in exchange for "Non-interest" bearing loan	4,800,000	4,800	235,200	-	240,000

Net Income	-	-	-	34,944	34,944

Balance at September 30, 2008	34,091,667	$34,092	$823,640	$376,485	$1,234,217

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Employees’ exercise of stock options	42,500	42	1,233	--	1,275

Net Loss	-	-	-	(189,152)	(189,152)

Balance at September 30, 2009	34,359,167	$34,359	$851,579	$32,760	$918,698

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(189,152)	$34,944
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
Depreciation and Amortization	428,269	64,555
(Increase) Decrease in Trade Receivables	(4,161)	16,872
(Increase) Decrease in Prepaid Expenses	(7,460)	6,792
Decrease in Prepaid Interest	76,000	10,000
Decrease in Restricted Cash	257,393	163,054
Increase in Deferred Tax Asset	(112,719)	(695)
Decrease in ACH Settlements Payable	(254,593)	(205,556)
Decrease in Accounts Payable and Accrued Liabilities	(49,555)	(9,981)
(Decrease) Increase in Customer Deposits	(2,800)	42,502
Net Cash Provided by Operating Activities	141,222	122,487

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(19,646)	(13,053)
Proceeds from Asset Purchase Escrow	61,818	--
Cash paid in conjunction with acquisition of NDS	--	(314,741)
Cash paid in conjunction with acquisition of Portfolio Asset	--	(2,275,616)
Increase in Other Assets	(21,935)	--
Net Cash Provided by (Used in) Investing Activities	20,237	(2,603,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Employees’ exercise of stock options	1,275	--
Proceeds from notes payable	--	2,625,000
Principal paid on notes payable	(272,883)	(70,000)
Net Cash (Used in) Provided by Financing Activities	(271,608)	2,555,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(110,149)	74,077

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	366,844	283,988
CASH AND CASH EQUIVALENTS – END OF PERIOD	$256,695	$358,065

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$396,633	$15,966
Cash Paid During the Period for Taxes	$5,000	$--

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

The Company entered into the transaction as means to diversify its electronic payments business.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  Upon completion of the transaction, the Company’s gross revenues are now approximately 40% from its ACH payments business and 60% from credit card merchant processing services which are provided through contracts that NDS has with several sponsor banks in the United States.  The Board of Directors and management believe that the acquisition of NDS provides the opportunity to improve operating results and the possibility of creating future value.

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months and for the nine months ended September 30, 2009, was $78,360 and $235,080, respectively.

Portfolio Asset Purchase

On September 17, 2008, the Company, through its wholly owned subsidiary NDS, entered into and closed an Asset Purchase Agreement (the “Agreement”) with Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc. (collectively the “Sellers”).  Under the terms of the Agreement, the Company paid $2,275,000 in cash, plus 3,200,000 shares of its restricted common stock, in exchange for the assignment of all of the Seller’s rights under a certain Independent Sales Organization Agreement (the “Bank Agreement”) with LaSalle Bank, N.A., a subsidiary of Bank of America (the “Bank”).  The terms of the Bank Agreement allow merchant customers of the Seller to utilize the credit card merchant processing services provided by the Bank.  As a result of the assignment of the Bank Agreement, NDS will perform certain services previously provided by the Sellers under the Bank Agreement and will receive all payments due therefore from the Bank.  Pursuant to the Agreement, 10% of the cash and stock paid at closing was escrowed, subject to an attrition formula applicable during the twelve months following the transaction date, whereby the Company may be reimbursed up to the amounts escrowed if the portfolio’s performance does not meet certain benchmarks during the applicable period.  For the nine months ended September 30, 2009, the Company received $61,818 as escrow reimbursement.

The Company accounted for this transaction, the Netcom NY Asset Portfolio, as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related the Netcom NY Asset Portfolio for the three months and nine months ended September 30, 2009, was $56,208, and $168,624, respectively.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

As described in Notes A and B, UNITED ESYSTEMS, INC. serves as the holding company for United Check Services, L.L.C. and Netcom Data Southern Corp.  United provides automated clearing house (ACH) services to businesses throughout the United States.  NDS is an independent sales organization that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  The Company’s headquarters are located in Covington, Louisiana, the ACH operations center is located in Gulfport, Mississippi, and the operations of NDS are conducted at its offices in Roswell, Georgia.

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

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments of $180,000 on each anniversary date of the note with one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note. During August 2009, the Company executed an amendment to the Share Purchase Note whereby the scheduled principal payment of $180,000 due on August 22, 2009, was amended to require a $30,000 principal payment which was paid by the Company.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of September 30, 2009, the outstanding principal balance of the Share Purchase Note was $2,690,000.

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time all remaining principal becomes due and payable.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the nine months ended September 30, 2009, the Company’s principal payments totaled $23,025 thereby reducing the outstanding principal balance of these notes to $372,775 as of September 30, 2009.

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

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  In conjunction with the Amendment, the Company paid $69,158 in principal on March 17, 2009, and $20,000 per month thereafter, reducing the outstanding principal balance to $1,930,000 as of September 30, 2009.

NOTE F — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2008, a total of 100,000 shares of non-qualified stock options were exercised by the Company’s CFO.  None of these options were issued during the three months ended September 30, 2009, and a total of 42,500 shares of these options were exercised by two employees of the Company during the nine months ended September 30, 2009.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At September 30, 2009, and December 31, 2008, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the nine months ended September 30, 2009, the Company had no customers that amounted to more than 10% of the Company’s business.

NOTE H — COMMITMENTS

Operating Leases

Effective August 22, 2008, in conjunction with the acquisition of NDS, the Company entered into a thirty-six month lease with the existing Lessor of the NDS office facilities in Roswell, Georgia, at a rate of $4,000 per month.  The lease is automatically renewable for additional one year periods beyond the initial thirty-six month term unless the Company as Lessee elects not to extend by providing written notice to the Lessor at least five days prior to the expiration of the initial term.

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

NOTE J — EARNINGS PER SHARE

The weighted average common shares outstanding amounted to 34,359,167, and 34,337,194, for the three months and nine months ended September 30, 2009, respectively, and 18,291,667 for the three months and nine months ended September 30, 2008, respectively.  Options to purchase 259,500 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding at September 30, 2009, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

NOTE K – FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE L – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$256,695	$256,695	$366,844	$366,844
Restricted Cash	96,309	96,309	353,702	353,702
Financial Liabilities
Notes Payable	$5,062,775	$5,062,775	$5,335,658	$5,335,658

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents – The carrying amount of cash and cash equivalents approximates fair values.

Restricted Cash – The carrying amount of restricted cash approximates fair values.

Notes Payable – The carrying amount of notes payable approximates fair values.

NOTE M – SUBSEQUENT EVENTS

During November 2009, in conjunction with the Company’s escrowed earn-out provision with respect to its 2008 Netcom NY asset portfolio purchase, the seller forfeited 86,538 shares and retained 88,462 shares of the escrowed common stock of the Company.  The shares forfeited by the seller and returned to the Company were cancelled and are no longer issued and outstanding.

The date to which events occurring after September 30, 2009, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is November 16, 2009, which is the date on which the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

The Company is an electronic payments service provider headquartered in Covington, Louisiana that caters mostly to small and medium size businesses who handle significant volumes of electronic transactions as an integral part of their business.  Since 1998, we have provided electronic Automated Clearing House (“ACH”) payments via our internet-based, encrypted systems, to assist merchants in the collection of their sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits. We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

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

Three Months and Nine Months Ended September 30, 2009, compared to the Three Months and Nine Months  Ended September 30, 2008

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

For the three months ended September 30, 2009, revenues were $652,118, compared to $498,191 for the three months ended September 30, 2008, representing an increase of $153,927, or approximately 30.8%.  This increase is mostly related to the increase in credit card services of $182,352, together with increases in ACH services of $1,177, partially offset by decreases in verification services of $29,601.  The increase in credit card services relates to the revenue derived from the acquisitions of NDS and the Netcom NY portfolio asset purchase during 2008.  The increase in ACH services is relatively immaterial and represents normal fluctuations in business activity, while the decrease in verification services revenue represents a greater utilization of these services during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2009. We often experience fluctuations in our quarterly verification revenue as some of our customers utilize these services periodically rather than on a daily basis.

For the nine months ended September 30, 2009, revenues were $2,164,539, compared to $1,073,690 for the nine months ended September 30, 2008, representing an increase of $1,090,849, or approximately 101.6%.  This increase is mostly related to the increase in credit card services of $1,139,095, together with the increase in verification services of $61,448, partially offset by the decrease in ACH Services of $109,694.  The increase in credit card services relates to the revenue derived from the acquisitions of NDS and the Netcom NY portfolio asset purchase during 2008.  The increase in verification services revenue of $61,448 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, represents additional business we obtained during the second half of 2008.  We often experience fluctuations in our quarterly verification revenue as some of our customers utilize these services periodically rather than on a daily basis.  The decrease of $109,694 related to our ACH payments business represents changes we made during the prior year with respect to a portion of our ACH business.  During 2008 we migrated some of our ACH accounts in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services for these merchants, we only recognize net ACH fees associated with these accounts.

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

The following table presents the composition of cost of revenue for the three months ended September 30, 2009 and 2008:

Cost of Revenue:	Three Months Ended September 30, 2009	Percentage	Three Months Ended September 30, 2008	Percentage	Variance Dollars

ACH Services	$51,672	24.7%	$80,054	45.6%	$(28,382)

Verification Services	8,141	3.9%	21,402	12.2%	(13,261)

Credit Card Services	147,497	71.4%	73,934	42.2%	73,563

Total Cost of Revenue	$207,310	100.0%	$175,390	100.0%	$31,920

For the three months ended September 30, 2009, cost of revenues was $207,310, compared to $175,390 for the three months ended September 30, 2008, representing an increase of $31,920, or approximately 18.2%.  This increase is mostly attributable to the increase of $73,563 in our credit card services business resulting from the acquisition of NDS and the purchase of the Netcom NY portfolio asset during 2008.  This increase was partially offset by the decreases in ACH Services of $28,382 and in verification fees of $13,261.  As previously described, we migrated some of our ACH accounts during 2008 in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services and maintain these merchants, we only recognize net ACH fees associated with these accounts, which has resulted in a reduction to our ACH cost of revenues for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  In addition, our ACH cost of revenues has been reduced as a result of our acquisition of NDS.  We now only pay residual commissions to the independent agents of NDS and not for any accounts that were originated by NDS.  For the three months ended September 30, 2009, our verification services costs also decreased in conjunction with the reduction in verification service revenue generated compared to the three months ended September 30, 2008.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2009 and 2008:

Cost of Revenue:	Nine Months Ended September 30, 2009	Percentage	Nine Months Ended September 30, 2008	Percentage	Variance Dollars

ACH Services	$151,349	24.1%	$211,278	44.2%	$(59,929)

Verification Services	76,184	12.1%	52,493	11.0%	23,691

Credit Card Services	399,795	63.8%	214,769	44.8	185,026

Total Cost of Revenue	$627,328	100.0%	$478,540	100.0%	$148,788

For the nine months ended September 30, 2009, cost of revenues was $627,328, compared to $478,540 for the nine months ended September 30, 2008, representing an increase of $148,788, or approximately 31.1%.  This increase is mostly attributable to the increase of $185,026 related to our credit card services business resulting from the acquisition of NDS and the purchase of the Netcom NY portfolio asset during 2008.  This increase, together with the $23,691 increase in verification services, was partially offset by decreases of $59,929 in cost of revenue associated with our ACH services business.  Our verification services costs increase in conjunction with the level of services we provided.  As previously described, we migrated some of our ACH accounts during 2008 in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services and maintain these merchants, we only recognize net ACH fees associated with these accounts, which has resulted in a reduction to our ACH cost of revenues for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  In addition, our ACH cost of revenues has been reduced as a result of our acquisition of NDS.  We now only pay residual commissions to the independent agents of NDS and not for any accounts that were originated by NDS.  For the nine months ended September 30, 2009, there were no commissions paid to NDS, compared to the nine months ended September 30, 2008, in which our ACH cost of revenues of $478,540 included $44,932 of commissions paid to NDS.

For the three months ended September 30, 2009, our gross profit was $444,808, compared to $322,801 for the three months ended September 30, 2008, representing an increase of $122,007, or approximately 37.8%.  Our gross profit stated as a percentage of revenues was 68.2% for the three months ended September 30, 2009, compared to 64.8% for the three months ended September 30, 2008.  The increase in our gross profit as a percentage of revenue reflects the effect of the two acquisitions, as previously described, which have also resulted in a substantial increase in our volume of business associated with credit card services.

For the nine months ended September 30, 2009, our gross profit was $1,537,211, compared to $595,150 for the nine months ended September 30, 2008, representing an increase of $942,061, or approximately 158.3%.  Our gross profit stated as a percentage of revenues was 71.0% for the nine months ended September 30, 2009, compared to 55.4% for the nine months ended September 30, 2008.  The increase in our gross profit as a percentage of revenue reflects the effect of the two acquisitions, as previously described, which have also resulted in a substantial increase in our volume of business associated with credit card services.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For the three months ended September 30, 2009, operating expenses were $277,905, compared to $142,455 for the three months ended September 30, 2008, representing an increase of $135,450 or approximately 95.1%.  The increases in operating costs related mostly to increases in amortization of $92,550, commissions and fees expenses of

$27,406, travel of $5,482, and other operating expenses of $11,416.  Amortization expense relates to the intangible assets associated with our acquisition of NDS and our purchase of the Netcom NY portfolio asset.  The increase in commissions and fees expenses relates mostly to fees paid in conjunction with our Thermo Credit, LLC loan facility, together with certain contracted customer service costs.  The increase in travel relates mostly to the addition of NDS’ operations.

The increase in other operating expenses of $11,416 is mostly related to increases in freight and shipping expenses of $1,511, lease expense of $9,350, office expenses of $454, telephone expenses of $3,596, partially offset by decreases in training expenses of $2,395, and computer maintenance expenses of $1,126.  All of these increases relate to the cost of operations associated with NDS with the exception of telephone expenses which, in addition to the effect of NDS operations, includes increased service costs in conjunction with upgrades to some of our telephone systems.  The decreases in training expenses relate to certain courses attended by employees in the prior year that were not necessary in the current year.  The decrease in computer maintenance expenses were related to a reduction in maintenance associated with our upgraded computer systems.

For the nine months ended September 30, 2009, operating expenses were $855,148, compared to $272,445 for the nine months ended September 30, 2008, representing an increase of $582,703 or approximately 213.9%.  The increases in operating costs related mostly to increases in amortization of $361,686, commissions and fees expenses of $77,308, travel of $32,228, personnel costs of $2,766, and other operating expenses of $108,715.  Amortization expense relates to the intangible assets associated with our acquisition of NDS and our purchase of the Netcom NY portfolio asset.  The increase in commissions and fees expenses relates mostly to fees paid in conjunction with our Thermo Credit, LLC loan facility, together with certain contracted customer service costs.  The increase in travel relates mostly to the addition of NDS’ operations, and the increase in personnel costs relates to increases in operating personnel associated with our ACH business compared to the same period in the prior year.

The increase in other operating expenses of $108,715 is mostly related to increases in computer maintenance and expenses of 8,686, lease expense of $36,800, office expenses and utilities of $25,608, and telephone expenses of $21,733.  All of these increases relate to the cost of operations associated with NDS with the exception of telephone expenses which, in addition to the effect of NDS operations, includes increased service costs in conjunction with upgrades to some of our telephone systems.

Selling, General, and Administrative Expenses

For the three months ended September 30, 2009, our selling, general, and administrative expenses were $172,937, compared to $106,577 for the three months ended September 30, 2008, representing an increase of $66,360, or approximately 62.3%.  This increase is mostly due to increases in personnel costs of $57,945, and legal and accounting of $19,176, partially offset by decreases in marketing of $5,870, and other expenses of $4,891.  The increase in personnel costs relate mostly to the expenses associated with the business activity of NDS.  The increases in legal and accounting are associated with our efforts to obtain working capital and to re-finance portions of our existing notes payable.  The decreases in marketing and other expenses represent reductions in costs compared to the same period in the prior year related to certain internet marketing programs utilized in conjunction with our ACH services business and certain other duplicative administrative costs that were eliminated following the acquisition of NDS.

For the nine months ended September 30, 2009, our selling, general, and administrative expenses were $518,597, compared to $233,767 for the nine months ended September 30, 2008, representing an increase of $284,830, or approximately 121.8%.  This increase is mostly due to increases in personnel costs of $225,654, legal and accounting of $60,787, and other expenses of $38,650, partially offset by decreases in marketing of $7,761, and consulting fees of $32,500.  The increase in personnel costs relate mostly to the expenses associated with the business activity of NDS, which was not present during the same period in the prior year.  The increases in legal and accounting represent increased costs during the first quarter of 2009 associated with our annual meeting, annual audit, together with other legal services associated with our efforts to obtain working capital and refinance portions of our notes payable.  Our marketing fees were slightly lower due to the elimination of some duplicate costs following the acquisition of NDS and to reductions in certain internet marketing costs related to our ACH services business.  Our consulting fees were lower compared to the same period in the prior year, as we incurred fees with professional consultants that were discontinued during 2008.  Our other costs reflect a greater amount of activity during the prior year associated with our acquisition of NDS and the asset portfolio purchase.

Results of Operations

We reported a net loss for the three months and nine months ended September 30, 2009, of $97,108 and $189,152, respectively, compared to net income of $25,824 and $34,944, respectively, for the three months and nine months ended September 30, 2008. This represented a decrease in net income of $122,934 and $224,096 for the three months and nine months ended September 30, 2009 compared to the same periods in the prior year.  These decreases are mostly attributable to the effect of the acquisition of NDS and the purchase of the Netcom NY portfolio asset.  We now recognize significant amortization expenses related to the intangible assets acquired, together with interest expense associated with our credit facility with Thermo Credit, and our seller financing with the former shareholders of Netcom, as well as non-cash interest expense related to the Sorrentino Note, all of which facilitated the financing for the acquisitions.  As a result we have substantially increased our volume of business, and although we reported net losses for the three months and nine months ended September 30, 2009, we produced net positive cash flow from our operations.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the nine months ended September 30, 2009, was $141,222, compared to net cash provided by operating activities of $122,487 for the nine months ended September 30, 2008, or an increase of $18,735.  The increase in cash provided by operating activities is due primarily to the various adjustments necessary to reconcile net income (loss) to net cash provided by operations for each of the respective periods presented.

For the nine months ended September 30, 2009, adjustments decreasing our net loss of $189,152 included depreciation and amortization of $428,269, and the decrease in prepaid interest of $76,000, partially offset by adjustments that increased our net loss, such as the increase in trade receivables of $4,161, the increase in prepaid expenses of $7,460, the increase in deferred tax asset of $112,719, the decrease in accounts payable and accrued liabilities of $49,555, and the decrease in customer deposits of $2,800.

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

Net cash provided by investing activities was $20,237 for the nine months ended September 30, 2009, compared to cash used in investing activities of $2,603,410 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we made improvements to our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices.  For the same period in the prior year we obtained hardware and software of $5,240 and other assets of $12,168 in conjunction with improvements to our ACH processing systems.  During the nine months ended September 30, 2009, we received $61,818 as part of our escrow reimbursement associated with our Netcom NY asset portfolio purchase.  We also utilized $21,935 in conjunction with increases in deposits and other capitalized items.

Net cash used in financing activities was $271,608 for the nine months ended September 30, 2009, compared to cash provided by financing activities of $2,555,000 for the nine months ended September 30, 2008.  Several of our employees exercised stock options during the current period resulting in proceeds of $1,275.  Additionally, we made principal payments of $272,883 in conjunction with our credit facility with Thermo Credit, LLC, and our outstanding Sorrentino Note balance.

To date we have financed our capital expenditure needs from cash flows generated from our operations, with the exception of our acquisition financing.  Our acquisition financing was mostly funded from three sources, Thermo Credit LLC, Sorrentino, and the former Netcom shareholders.  Currently Mr. Sorrentino and the former Netcom shareholders represent a significant but not controlling interest in the Company.  We are currently seeking permanent equity and/or debt financing to extinguish or replace our interim financing with Thermo Credit LLC.  We then plan to reduce or extinguish the Sorrentino note and the seller financed notes with the former Netcom shareholders.  We believe we have strong relationships with these two creditors, as we completed amendments to our credit agreements with both Thermo Credit LLC and Sorrentino during the nine months ended September 30, 2009, which supports our efforts to obtain permanent financing, to continue our operations, and to fund our cash needs for the next twelve months.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	Amendment Agreement dated August 23, 2009, to Unsecured Promissory Note between the Company and William R. Plummer (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 24, 2009).
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: November 16, 2009	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)