Form 10-K
period 2009-12-31
United eSystems, Inc.
filed 2010-04-15
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49745

UNITED ESYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2150635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2150 North Hwy 190, Covington, LA	70433
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(228) 832-1597

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 Par Value

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2010
Common Stock, $.001 par value	39,345,129 shares

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	the liquidity of the Company’s common stock will be affected by the lack of a trading market;

•	intense industry competition;

•	fluctuations in the prevailing industry prices of check and credit card processing services;

•	shortages in availability of qualified personnel;

•	legal and financial implications of unexpected catastrophic events;

•	regulatory or legislative changes effecting check processing operations; and

•	reliance on, and the ability to attract, key personnel.

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

ITEM 1.  BUSINESS

Corporate History

United eSystems, Inc. is an electronic payment services provider which offers automated clearing house (“ACH”) services, credit card merchant processing services, and other services related to electronic payments.  We have been in the ACH payment services business since 1998.  In 2008 we entered the credit card payment services business through the acquisition and portfolio asset purchase described below.  We now provide payment services for approximately 2,000 merchant accounts, with merchants located nationwide but more concentrated in the eastern half of the United States.

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

Our ACH subsidiary was originally formed and began operations in 1998 under the laws of Louisiana.  We were originally incorporated under the laws of the state of Nevada in 2001.  Our principal executive offices are located at 2150 North Highway 190, Covington, Louisiana 70433, and our telephone number is (228) 832-1597.  Our wholly owned subsidiary, United Check Services, LLC, through which we conduct all of our ACH business operations, is a Louisiana limited liability company formed in 1998 and operates from our processing center located at 15431 O’Neal Road, Gulfport, Mississippi.  Our wholly owned subsidiary, Netcom Data Southern Corp., a Georgia corporation, is located at 980 Canton Street, Roswell, Georgia 30076, serves as our sales and marketing office and conducts our merchant processing business, and its telephone number is (770) 649-1225.

Acquisition of Netcom Data Southern Corp.

On August 22, 2008, we entered into a Stock Purchase Agreement with Netcom Data Southern Corp., pursuant to which we acquired all of the common stock of NDS, a credit card merchant processing business.  We acquired NDS as a means of diversifying our electronic payments business and creating a dedicated sales staff.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  For 2009, the Company derived approximately 30% of its gross revenue from its ACH payments business and approximately 64% from its credit card merchant processing services.  NDS’ revenue is derived through contracts it has with several sponsor banks in the United States.  NDS is able to establish wholesale pricing with these banks in exchange for obtaining merchant customers that process credit card transactions through the sponsor bank.  NDS receives a portion of the fees charged on the merchant accounts for the life of the accounts.  In addition to obtaining merchant customers, NDS provides certain customer service functions in accordance with it contractual relationships with its sponsor banks.  NDS also provides a variety of electronic verification services which include identity and age verification.  We believe that the acquisition of NDS provides the opportunity to improve our operating results and the possibility of creating future value by expanding our line of payments services and by providing us with a dedicated sales staff for marketing all of our payment services.

Pursuant to the agreement, we acquired all of the outstanding stock of NDS in exchange for a net cash payment of approximately $272,000, an unsecured promissory note payable of $2,720,000, and 7,800,000 shares of the Company’s restricted common stock which had an estimated fair value at the date of the acquisition of $.05 per share.  As a result of the transaction, all of our sales and marketing activities, as well as all of the customer service duties to manage the credit card merchant accounts of NDS will be conducted through NDS, which is now a wholly owned subsidiary of the Company.  Accordingly, we have migrated most of the administrative functions of NDS, such as accounting, bill payment and payroll, to our processing center in Gulfport, Mississippi, and to our executive offices in Covington, Louisiana.

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

Private Placement of Common Stock

On February 28, 2010, we closed a private placement of common stock and issued and sold 5,072,500 shares of common stock to a limited number of accredited and non-accredited investors for gross proceeds of $1,014,500.  The shares were sold at a price of $0.20 per share.  The offer and sale was conducted on behalf of the Company by a FINRA-licensed broker-dealer who served as placement agent in the offering and received a sales commission equal to 7% of the gross proceeds of the offering, or $71,015, and a financial advisory/management fee equal to 2% of the gross proceeds of the offering, or $20,290.  The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the shares of common stock issued.  We utilized the net proceeds from the offering primarily to pay down our existing debt with Thermo Credit, LLC.

Industry Background

Credit Card Payment Services

Our credit card payment services are provided through our wholly owned subsidiary NDS, which acts as an independent sales organization (ISO) that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  NDS receives a portion of the fees generated from credit card merchant processing services which are provided through its contractual agreements with various sponsor banks.

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

Business Strategy

General Strategy

As a payment services provider, we cater mostly to businesses that require significant volumes of electronic transactions.  Our services may include electronic sales collections, accounts receivable conversion, recurring billing, direct payroll deposit, check clearing, automatic direct debit bill payment, electronic credits and other complimentary services, which include account and route number verification, identity, and age verification.  Our verification services help merchants avoid originating erroneous transactions, as well as assist certain types of merchants, such as internet businesses, gift retailers, money service businesses, and consumer loan companies, meet regulatory guidelines that apply to their businesses.

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

Operations

Our corporate headquarters is located in approximately 800 square feet of office space in Covington, Louisiana and our ACH processing center is located in approximately 2,400 square feet of office space in Gulfport, Mississippi.  Our sales and marketing office is in Roswell, Georgia where we maintain approximately 1,500 square feet of office space.  We maintain completely mobile office servers and workstations at our processing center in Gulfport, with our main transaction processing computer servers located in a state-of-the art co-location facility in Atlanta, Georgia.  We utilize multiple redundancy, and communicate through encrypted connection with VPN firewall protection.  We also maintain electrical backup power for all servers and workstations.

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

The market for sales organizations and agents is competitive.  However, we believe that we will continue to be able to attract and retain qualified agents by offering them the opportunity to:

•	Work with us to benefit from building a developing, entrepreneurial company;
•	Participate in an attractive, results-oriented compensation package; and
•	Receive additional incentive compensation by marketing other products and services we offer in conjunction with ACH and credit card processing services.

Customers

For the year ended December 31, 2009, there were no customers that amounted to more than 10% of our total revenues.

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

Upon completion of merchant underwriting, we assist with implementation and provide training for the client’s designated person or persons that will operate the system.  The setup process can be completed in an hour for manual entry clients.  For clients utilizing automated interfaces to submit transactions it usually takes an additional amount of work time, depending on the client’s needs and whether the client has technical support to address issues with its own computer network.  Online training typically is utilized and takes less than an hour.  Once both the setup and training is complete, the client is able to begin submitting transactions.

Intellectual Property

We rely on a combination of contractual restrictions, internal security practices, and trade secret laws to establish and protect our software, technology and expertise.  We believe that legal protection of our proprietary rights, while important, is less significant than the knowledge and experience of our management and personnel and their ability to develop, enhance and market new products and services.  We believe the Company possesses all proprietary rights necessary to conduct our business.

Competition

The electronic payments industry in the United States is highly competitive, rapidly evolving, and continues to experience significant growth.  There are in excess of 12,000 members of NACHA, most of which are financial institutions.  While exact figures are difficult to obtain, management believes less than approximately 3% of the 12,000 members, or 360 members, represent the non-financial institution members that are third party processors of ACH transactions and most financial institution members also provide credit card payment services.  Within the overall industry, we represent one of the smaller ACH processors and one of the smaller credit card sales organizations within the United States.  Management believes we fall within the bottom 30% of third party processors and credit card sales organizations at this time.

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

Employees

We currently have thirteen full-time employees and utilize one technical support team which is outsourced.  Two of our employees are located at our corporate headquarters, four of our employees are located at our ACH processing center in Gulfport, Mississippi, with seven employees located at our NDS offices in Roswell, Georgia.  Our NDS offices include one technical support professional, and our remote-hosted servers are nearby in Atlanta, Georgia.  None of our employees nor the employees or any of our outsourced technical support teams are represented by labor unions.  We believe we have good relations with all our employees, sales representatives, and technical support team members.

Mr. Walter Reid Green, Jr. serves as our Chief Executive Officer and Chief Financial Officer.  At this time, Mr. Green works full-time from our office in Covington, Louisiana.  The staff in Gulfport are responsible for our ACH business and assist with our corporate administrative functions such as accounting, bill payment, and cash management for all of our operating companies.

The majority of our selling activities are conducted through our sales office (NDS) in Roswell, Georgia.  The staff at this location provide lead generation, national advertising, customer support for our credit card services business, and sales agent support for all of services.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), beginning with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, we were required to furnish a report by our management on our internal control over financial reporting. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, our independent auditor will also be required to furnish a report on our internal controls over financial reporting. We can provide no assurance as to our or our independent auditors’ conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley. There is a risk that our independent auditors will not be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley. Moreover, the costs to comply with Section 404 of Sarbanes-Oxley, as currently in effect, could have a material adverse effect on our operating results.

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

The price of our common stock is expected to be volatile and an investment in our common stock could decline in value.

There is currently no trading market in our common stock.  If a trading market ever develops in the future, the market price of our common stock is expected to be highly volatile. The following factors, in addition to other risk factors described in this annual report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control: announcements by us or our competitors; new products or services that we or our competitors offer; actual or anticipated variations in operating results; the initiation, conduct and/or outcome of intellectual property and/or litigation matters; changes in financial estimates by securities analysts; conditions or trends in the ACH industry; regulatory developments in the United States and other countries; changes in the economic performance and/or market valuations of other companies; our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; global unrest, terrorist activities, and economic and other factors.

It is not anticipated that there will be an active public market for our common stock in the near term and you may have to hold your shares of common stock for an indefinite period of time. You may be unable to resell a large number of your shares of common stock within a short time frame.

There is no active public or other trading market for the common stock, and there can be no assurance that any market will develop or be sustained.  Because our common stock is expected to be thinly traded, if traded at all, an investor cannot expect to be able to liquidate its investment in case of an emergency or if it otherwise desires to do so.  Large transactions in common stock may be difficult to conduct in a short period of time. In addition, since our common stock is only expected to be eligible for trading on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is expected to be below $5.00 per share and therefore will likely be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of the Company’s stockholders may be eligible to sell all or some of their shares of common stock in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, a stockholder who has satisfied a six-month holding period may, under certain circumstances, sell their shares of common stock without registration.  Any substantial sale of the Company’s Common Stock pursuant to Rule 144 or pursuant to any resale registration statement may have a material adverse effect on the market price of the common stock should a trading market ever develop in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office is located at 2150 North Highway 190, Covington, Louisiana  70433.  We lease approximately 800 square feet of office space pursuant to a twenty-four month lease that expires July 14, 2012.  Lease payments are approximately $975 per month.

Our ACH operations offices are located in Gulfport, Mississippi at 15431 O’Neal Road, Gulfport, Mississippi, 59503.  We lease approximately 2,400 square feet of office space pursuant to a three year lease that expires November 1, 2011.  Lease payments are approximately $2,200 per month.

Our sales offices are located in Roswell, Georgia at 980 Canton Street, Suite D, Roswell, Georgia, 30075.  We lease approximately 1,500 square feet of office space pursuant to a three year lease that expires August 22, 2011.  Lease payments are approximately $4,000 per month.

We believe these facilities are adequate for our current and future needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings to which we or our wholly-owned subsidiaries are a party.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not publicly traded.

Holders

As of April 12, 2010, we had approximately 55 beneficial owners of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

As disclosed in our current report on Form 8-K filed on March 4, 2010, on February 28, 2010, we closed a private placement of our common stock and issued and sold 5,072,500 shares of common stock to a limited number of accredited and non-accredited investors for gross proceeds of $1,014,500.  The shares were sold at a price of $0.20 per share.  The offer and sale was conducted on behalf of the Company by a FINRA-licensed broker-dealer who served as placement agent in the offering and received a sales commission equal to 7% of the gross proceeds of the offering, or $71,015, and a financial advisory/management fee equal to 2% of the gross proceeds of the offering, or $20,290.  The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the shares of common stock issued.

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

The ACH Network has been in use for in excess of 30 years, serving a variety of customers, including over 20,000 financial institutions, 3.5 million businesses, and 135 million individuals.  The ACH business is divided between traditional banks, large “in-house” processors, and independent processors.  We currently operate as an independent processor servicing customers that utilize electronic commerce but find that outsourcing is a more cost effective solution.  The independent processors find they are able to provide custom tailored solutions and better transaction pricing than the merchants could individually obtain from traditional banks.  We have established ourselves as a quality provider of ACH processing services with proven results utilizing state of-the-art technology.

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

Year ended December 31, 2009 compared to year ended December 31, 2008

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

Our revenue for the year ended December 31, 2009, was $2,730,068 compared to $1,789,208 for the year ended December 31, 2008.  The increase of $940,860, or 52.6%, is mainly attributable to the acquisition of NDS on August 22, 2008, and purchase of a credit card portfolio from Netcom NY completed on September 17, 2008.  As a result of these two transactions we substantially changed the composition of our revenue as provided in the following:

Revenue:	2009 Dollars	%	2008 Dollars	%	Variance Dollars

ACH Processing	$813,461	29.8%	$941,492	52.6%	$(128,031)
Verification Services	$180,440	6.6%	$165,946	9.3%	$14,494
Credit Card Services	$1,736,167	63.6%	$681,770	38.1%	$1,054,397
Total Revenue	$2,730,068	100.0%	$1,789,208	100.0%	$940,860

This increase is mostly related to the increase in credit card services of $1,054,397, together with the increase in verification services of $14,494, partially offset by the decrease in ACH Services of $128,031.  The increase in credit card services relates to the revenue derived from the acquisitions of NDS and the Netcom NY portfolio asset purchase during 2008.  The increase in verification services revenue represents additional business we obtained during the second half of 2008 and maintained throughout 2009.  The decrease of $128,031 related to our ACH payments business represents changes we made during the prior year with respect to a portion of our ACH business.  During 2008 we migrated some of our ACH accounts in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services for these merchants, we only recognize net ACH fees associated with these accounts.

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

Our cost of revenue for the year ended December 31, 2009 was $886,694, or 32.5% of revenues, compared to $707,444, or 39.5% of revenues, for the year ended December 31, 2008, representing an increase of $179,250 for 2009 compared to 2008.  The following table presents the composition of cost of revenue in 2009 and 2008:

Cost of Revenue:	2009	%	2008	%	Variance Dollars

ACH Services	$207,792	23.4%	$265,964	37.6%	$(58,172)
Verification Services	126,251	14.2%	106,049	15.0%	20,202
Credit Card Services	552,651	62.4%	335,431	47.4%	217,220
Total Cost of Revenue	$886,694	100.0%	$707,444	100.0%	$179,250

The overall increase in our cost of revenue of $179,250 relates mostly to the increase of $217,220 related to our credit card services business acquired during 2008.  This increase, together with the $20,202 increase in verification services, was partially offset by decreases of $58,172 in cost of revenue associated with our ACH services business.

As previously described, we migrated some of our ACH accounts during 2008 in conjunction with a policy decision made by one of our processing banks to discontinue processing transactions for certain industries.  Although we were able to establish alternate services and maintain these merchants, we only recognize net ACH fees associated with these accounts, which has resulted in a reduction to our ACH cost of revenues for 2009 compared to 2008.  In addition, our ACH cost of revenues has been reduced as a result of our acquisition of NDS.  We now only pay residual commissions to the independent agents of NDS and not for any accounts that were originated by NDS.  For 2009 there were no commissions paid to NDS, compared to 2008, in which our ACH cost of revenues included $44,932 of commissions paid to NDS.

Our verification fees include the direct transactional costs we pay vendors for account, identity, and age verification services that we provide to merchants. For 2009, verification fees increased by $20,202 compared to the prior year, and represented 14.2% of our cost of revenue.  This increase is related to the increase in the number of transactions we provided compared to the prior year, as reflected by the increases in verification services revenue previously described.

During 2009, with our acquisition of NDS we now incur costs directly related to our credit card services business.  Credit card services costs represented 62.4% of cost of revenues for 2009, compared to 47.4% for 2008, and are associated with our credit card business which was acquired during the second half of 2008.

Our gross profit for the year ended December 31, 2009 was $1,843,374, or 67.5% of revenues, as compared to $1,081,764, or 60.5% of revenues, for the year ended December 31, 2008.  The increase in gross profits of $761,610 is mostly attributable to the increase in verification fee revenue and the addition of credit card services revenue following the acquisition of NDS and the portfolio purchase during the second half of 2008 as previously described.

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

For 2009, operating expenses were $1,124,980, compared to $604,736 for 2008, representing an increase of $520,244 or approximately 86.0%.  The increases in operating costs related mostly to increases in amortization of $361,686, commissions and fees expenses of $100,201, travel of $10,871, and other operating expenses of $47,949.  Amortization expense relates to the intangible assets associated with our acquisition of NDS and our purchase of the Netcom NY portfolio asset.  The increase in commissions and fees expenses relates mostly to fees paid in conjunction with our Thermo Credit, LLC loan facility, together with certain contracted customer service costs.  The increase in travel relates mostly to the addition of NDS’ operations, and the increase in personnel costs relates to increases in operating personnel associated with our ACH business compared to the same period in the prior year.

The increase in other operating expenses of $47,949 is mostly related to increases in computer maintenance and expenses of $8,860, lease expense of $38,950, office expenses and utilities of $12,830, and telephone expenses of $24,349, partially offset by decreases in other expenses of $21,383, insurance expenses of $7,502, training and seminar expenses of $2,654, and depreciation expenses of $1,950.  All of the increases relate to the cost of operations associated with NDS with the exception of telephone expenses which, in addition to the effect of NDS operations, includes increased service costs in conjunction with upgrades to some of our telephone systems.  The decreases relate to the elimination of various duplicate costs following our acquisition of NDS, and the utilization of internal rather than external training programs compared to the prior year.

General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2009, was $695,520 compared to $449,206 for the year ended December 31, 2008.  The increase of $246,314, or 54.8%, is mostly attributable to increases in personnel costs of $244,555, legal and accounting expenses of $31,509, marketing expenses of $1,532, and other expenses of $1,218, partially offset by decreases in consulting expenses of $32,500.

The increase in personnel costs relate mostly to the expenses associated with the business activity of NDS, which was not present during the entire prior year.  The increases in legal and accounting represent increased costs during the first quarter of 2009 associated with our annual meeting, annual audit, together with other legal services associated with our efforts to obtain working capital and refinance portions of our notes payable.  Our marketing fees were slightly higher due to the activity of NDS, partially offset by the elimination of some duplicate costs following the acquisition of NDS and to reductions in certain internet marketing costs related to our ACH services business.  Our consulting fees were lower compared to the same period in the prior year, as we incurred fees with professional consultants that were discontinued during 2008.  Our other costs reflect a greater amount of activity during the prior year associated with our acquisition of NDS and the asset portfolio purchase.

Other selling, general, and administrative expenses increased by $1,218 compared to the prior year, as previously mentioned, and were mostly attributable to increases in business gifts of $1,245, meals and entertainment of $7,921, postage of $1,681, partially offset by reductions in SEC filing fees of $1,820, and sales office expenses of $7,558. These increases relate to the increased business activity of NDS following the acquisition during 2008, including the reduction in SEC filing fees which related mostly to increased costs associated with our SEC reporting requirements associated with the two acquisitions completed during the prior year 2008.

Other Income and Expense

For 2009, interest income was $2,429 compared to $421 for 2008.  During 2009 we held temporarily idle funds in money market accounts which earned more interest income than during the prior year.

Interest expense was $647,999 for 2009, compared to $188,381 for 2008, representing an increase of $459,618, or approximately 244.0%.  The substantial increase in interest expense represents the interest cost under the notes payable with the selling shareholders in our NDS acquisition, notes payable associated with Thermo Credit, LLC which funded the cash portion of our portfolio asset purchase, and notes payable with two of our shareholders.

Provision for income taxes

For 2009, we reported income tax benefit of $221,709, compared to $40,509 for 2008.  The increase in tax benefit  is related to the reduction in gross revenue from ACH services for 2009 compared to 2008, together with the increased amortization costs associated with our two acquisitions during 2008.  Currently we report and pay our income taxes as a corporation.  Our wholly owned subsidiary, United, is a limited liability company, and because it is owned solely by the Company, it is considered a single member limited liability company, and under Internal Revenue Service regulations, is disregarded as a separate entity for income tax purposes.  NDS is an S Corporation and as a result all of its business activity is also reported with the federal tax return of United eSystems, Inc. the parent company of both United and NDS.

Liquidity and Capital Resources

As reflected in our Consolidated Statement of Cash Flows, net cash provided by operating activities for the year ended December 31, 2009, was $23,233, compared to $131,319 for the year ended December 31, 2008, representing a decrease of $108,086.  This decrease is mostly due to the effect of the two acquisitions completed during 2008, together with the decrease in ACH services, as previously described.  Our net loss increased from $119,629 in 2008 to $400,987 for 2009, representing an increase of $281,358, together with various adjustments to reconcile net loss to net cash provided by operations for each respective period reported.

For 2009, adjustments decreasing our net loss of $400,987 included depreciation and amortization of $568,318, prepaid interest of $102,000, and the increase in accounts payable and accrued liabilities of $45,098, partially offset by adjustments that increased our net loss, such as the increase in trade receivables of $8,215,  prepaid expenses of $10,965, the increase in deferred tax asset of $272,016, the decrease in ACH settlements payable of $78,578, and the decrease in customer deposits of $3,500.

For the year ended December 31, 2008, adjustments decreasing our net loss of $119,629 included depreciation and amortization expenses of $208,058, compensation expense related to employee stock grants of $6,250, compensation expense related to employee stock options granted of $17,681, the decrease in prepaid interest of $34,000, the decrease in restricted cash of $177,641, the increase in accounts payable and accrued liabilities of $24,397, and the increase in customers’ deposits of $731.  These decreases were partially offset by adjustments that increased our net loss including the increase in trade receivables of $3,091, the increase in deferred tax assets of $40,509, the decrease in ACH settlements payable of $178,372, and the decrease in accounts payable and accrued liabilities of $16,112.

Net cash provided by investing activities was $140,094 for the year ended December 31, 2009, compared to cash used in investing activities of $2,597,120 for the year ended December 31, 2008.  For 2009, our acquisition of property plant and equipment related mostly to improvements in our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices.  During 2008 we obtained hardware and software of $5,240 and other assets of $12,168 in conjunction with improvements to our ACH processing systems.  During 2009, we received $186,818 as part of our escrow reimbursement associated with our Netcom NY asset portfolio purchase.  We also utilized $21,935 in conjunction with increases in deposits and other capitalized items.  Cash used in investing activities for the year ended December 31, 2008, consisted primarily of cash used in the acquisition of property and equipment of $14,117, cash paid in conjunction with the acquisition of NDS of $307,428, and cash paid in conjunction with acquisition of the portfolio asset of $2,275,575.

For the year ended December 31, 2009, net cash used in financing activities was $301,958 compared to cash provided by financing activities of $2,548,657 for the year ended December 31, 2008.  Several of our employees exercised stock options during 2009 resulting in proceeds of $1,275.  Additionally, we made principal payments of $303,233 in conjunction with our credit facility with Thermo Credit, LLC, and our outstanding Sorrentino Note balance.  For 2008, we received cash proceeds from notes payable issued in conjunction with our acquisitions of NDS and portfolio asset purchase during 2008.  We also received proceeds from the exercise by employees of stock options of $3,000.  These increases in cash provided by financing activities were partially offset by principal of $70,000 we paid to fully extinguish two notes payable held by our principal shareholders.

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

As described in Note B of our financial statements included with this report, the Company entered into two significant transactions, the acquisition of NDS and the asset purchase of a portfolio of credit card services accounts, which were completed on August 22, 2008, and September 17, 2008, respectively.  The cash portion of these transactions was partially financed with a $500,000 credit facility the Company established with one of its existing shareholders, together with a credit facility of $2,128,500 established with Thermo Credit LLC.  As of December 31, 2009, the outstanding balance of these credit facilities was $357,425, and $1,930,000 respectively.

As disclosed in our current report on Form 8-K filed on March 4, 2010, on February 28, 2010, we closed a private placement of our common stock and issued and sold 5,072,500 shares of common stock to a limited number of accredited and non-accredited investors for gross proceeds of $1,014,500.  The shares were sold at a price of $0.20 per share.  The offer and sale was conducted on behalf of the Company by a FINRA-licensed broker-dealer who served as placement agent in the offering and received a sales commission equal to 7% of the gross proceeds of the offering, or $71,015, and a financial advisory/management fee equal to 2% of the gross proceeds of the offering, or $20,290.  The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the shares of common stock issued.  On March 15, 2010, we utilized the net proceeds from this offering to reduce our outstanding principal balance with Thermo Credit, LLC by $920,000.

As disclosed in Note G of our financial statements, on March 31, 2010, we executed an amendment to our loan agreement with Thermo Credit, LLC which extended the due date of our loan agreement until June 30, 2010.

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

As disclosed in Note K of our audited financial statements included in this report, for the year ended December 31, 2009, we had no customers that accounted for 10% or more of our total revenues.

Also disclosed in Note K of our audited financial statements included in this report for the year ended December 31, 2008, one customer, Insight Marketing LLC, accounted for approximately 25.2% of our total revenues.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees, and certain information about them, including their ages as of April 12, 2010, are as follows:

Name	Age	Position	Director Since

Walter Reid Green, Jr.	51	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary and a Director	2005
William R. Plummer	65	Sales Development Manager and a Director	2008
Monica B. Haab	43	Director	2005

The following is a brief description of the principal occupation and recent experience of each of our executive officers, directors and key employees:

Walter Reid Green, Jr., age 51, has over twenty years of experience within accounting, management, and finance.  Mr. Green’s experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries.  In January 1993, Mr. Green became Treasurer and Chief Financial Officer and a director of Pacesetter Ostrich Farm, Inc., a publicly traded company listed on NASDAQ.  In 1998, Pacesetter completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems.  In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana.  In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc., and subsequent name change to United eSystems, Inc., to become a publicly traded company.  Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University.  He successfully completed the uniform Certified Public Accountant examination in August 1986.  Mr. Green’s experience and understanding of our business gained through his role as our Chief Executive Officer and Chief Financial Officer, as well as his prior experience as an executive officer of a public company, qualifies him to serve as a member of our Board of Directors.

William R. Plummer, age 65, is the former majority owner and President of Netcom Data Southern Corp., the Company’s sales and marketing subsidiary, acquired August 22, 2008, and brings to the Company in excess of thirty years of sales and marketing management experience.  Mr. Plummer is considered a key employee of the Company but is not an executive officer.  Mr. Plummer was formerly a national sales manager for GAF Corporation and Jason Empire during the 1970’s, and then managed sales and marketing for a catalog showroom merchandiser from 1977 through 1984.  He became self-employed as an independent sales organization (ISO) under the name Bill Plummer and Associates until 1987 when he developed Netcom Data Southern Corp. as an ISO specializing in merchant payment services, focusing on a combination of medium-sized merchants and national accounts.  Since 1987 and through the acquisition on August 22, 2008, Mr. Plummer has devoted the majority of his business time to the affairs of Netcom Data Southern Corp., and currently serves as Director of Sales of Marketing for the Company, overseeing the management of all the various payment services offered by the Company, including ACH payment services, merchant processing services, and certain other electronic verification services offered by the Company.  Mr. Plummer is also currently involved in the development of new products and sales markets for the Company.  Mr. Plummer’s experience in sales and marketing management and knowledge of the industry in which we operate, including ACH payment services, merchant processing services and other electronic verification services, qualifies him to serve as a member of our Board of Directors.

Monica B. Haab, age 43, has served as a director since May 25, 2005.  Since 1991, Mrs. Haab has worked as an attorney with the law firm of Nowalsky, Bronston & Gothard, APLLC, who provides legal services for the telecommunications industry.  She specializes in legal services for long distance and local exchange telecommunications service providers, related to state regulatory agencies as well as the Federal Communications Commission.  She obtained a Bachelor of Science degree in Marketing from Nichols State University in Thibodaux, Louisiana and a Juris Doctorate from Loyola University.  Ms. Haab’s independence and experience, including her experience working as an attorney with public companies and regulatory agencies, qualifies her to serve as a member of our Board of Directors.

There are no family relationships among any of our directors or executive officers.

Directors are elected by the stockholders at the annual meeting of stockholders and serve until their successors are duly elected and qualified.  Currently, there are three directors.  Officers are appointed by and serve at the discretion of the Board of Directors.

Involvement in Certain Legal Proceedings

In May 2002, Mr. Green filed for protection under Chapter 7 of the federal bankruptcy code in connection with Primelink Systems’, a telecommunications service provider of which he was the Chief Financial Officer, default on substantial financial commitments owed him.  The bankruptcy was discharged on November 18, 2002.

Corporate Governance

Code of Ethics

The Board has adopted a Code of Ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors. The code covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees. A copy of the code may be obtained by written request submitted to the Company’s Corporate Secretary, United eSystems, Inc., 2150 North Highway 190, Covington, Louisiana 70433.

Independence of Directors

The Board has determined that Ms. Monica Haab is an independent director as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).

Meetings of the Board of Directors

During the fiscal year ended December 31, 2009, the Company’s Board held three meetings.

Directors of the Company are encouraged to attend annual meetings of stockholders either in person or via conference call.  With respect to our annual meeting held on January 15, 2009, all of our directors at that time, except Mr. Swank, a former director, were in attendance.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors, non-management directors as a group, and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at United eSystems, Inc., 2150 North Highway 190, Covington, Louisiana 70433.  Any communications received that are directed to the Board will be processed by the Corporate Secretary and distributed promptly to the Board or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his or her business judgment to determine whether such communication should be conveyed to the Board.

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

Director Nominations

The entire Board of Directors acts as the Company’s nominating committee and the Board has not adopted a nominating committee charter. The Board believes that, considering the size of the Company and the Board of Directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis and without the formality of a nominating committee by all members of the Board. The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by stockholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis. The Board will consider stockholder recommendations for director nominees that are properly received in accordance with the Company’s bylaws and the applicable rules and regulations of the Securities and Exchange Commission. The Board will evaluate stockholder-recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have formal minimum criteria for nominees, the Company believes that its directors should have the highest professional and personal ethics and values. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interest of all stockholders.  Although the Company does not have a formal written diversity policy for the Board, the Board determines the most appropriate mix of characteristics, skills and experiences for the Board as a whole to possess at any given time, with the objective of having a Board with adequately diverse backgrounds and experiences in light of the circumstances existing at that time.  When considering potential director candidates, the Board considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the Company’s needs and the needs of the Board of Directors. Substantial relevant business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for director and stockholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended December 31, 2009, all filings under Section 16(a) were made on a timely basis, except that Walter Reid Green, Jr. filed a late Form 4 to report the grant of stock options; Monica B. Haab filed a late Form 4 to report the acquisition of common stock; and Robert J. Sorrentino filed a late Form 4 to report the acquisition of common stock.

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

Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the named executive officers.  The “named executive officers” are our Chief Executive Officer and the two other most highly compensated executive officers serving as such as of December 31, 2009, determined based on the individual’s total compensation for the year ended December 31, 2009, as reported in the table below.  During 2009, the individual set forth in the table below was our only executive officer.  The table does not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees, such as group health insurance, dental insurance, professional memberships and dues, vacation and sick leave. In addition, we make available benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance.  The aggregate value of such benefits in the case of each executive officer listed in the table below, which cannot be precisely ascertained but which is less than $10,000 for each such executive officer, is not included.

Salary Compensation
Name and Principal Position(1)	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards		Options Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation Compensation ($)(3)		Total ($)

Walter Reid Green, Jr. Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary	2009 2008	$ $	100,000 75,000	$ $	1,500 3,000	$ $	— —	$ $	— 17,681	$ $	— —	$ $	— —	$ $	— —	$ $	101,500 95,681
____________________
(1)	During the fiscal year ended December 31, 2009, we only had one executive officer, Mr. Green.
(2)
Amounts shown do not reflect compensation actually received, but represent the grant date fair value as determined pursuant to ASC Topic 718.  The assumptions underlying the calculation under ASC Topic 718 are discussed under Note I to our Consolidated Financial Statements included with this report.

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

Outstanding Equity Awards At Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2009.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Walter Reid Green, Jr	897,500		—	—	$.05	08/20/2018	—	—	—	—
	112,000	-	—	—	$.03	03/30/2010	—	—	—	—
	32,500		—	—	$.03	02/15/2011	—	—	—	—

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

The table below provides information with respect to compensation paid to the Company’s non-employee directors during fiscal 2009:

Name(1)	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Monica B. Haab(2)	—	—	—	—	—

Former Director:
Jeffery C. Swank(3)	—	—	—	—	—

____________________
(1)
Walter Reid Green, Jr., our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Corporate Secretary, is not included in this table as he is an employee and thus received no compensation for services as a director.  The compensation received by Mr. Green as an employee is shown in the summary compensation table included elsewhere in this report.

(2)
Ms. Haab is our only non-employee director.  As of December 31, 2009, Ms. Haab had no options or stock awards outstanding.  As disclosed in the beneficial ownership table elsewhere in this annual report, Ms. Haab is the beneficial owner of 239,198 shares of our common stock.

(3)
Mr. Swank, our former Chief Executive Officer and President, served as a non-employee director from October 15, 2008 to January 15, 2009, when his term as a director ended at our annual meeting of stockholders held on January 15, 2009.  At such meeting, Mr. William Plummer, our Sales Development Manager and a current employee, was elected as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information regarding the beneficial ownership of the common stock of the Company as of April 12, 2010, for (i) each person known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each officer named in the summary compensation table in this report, (iii) each of the Company’s directors, and (iv) all directors and executive officers as a group. Applicable percentage ownership in the following table is based on 39,345,129 shares of common stock outstanding as of April 12, 2010.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities beneficially owned that are exercisable within sixty days of April 12, 2010, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Shares Beneficially Owned		Percentage of Class

Beneficial Owners of More than 5%:
American Timeshare Associates, Inc. 82 Roslyn Avenue Sea Cliff, New York 11579	2,802,116	(1)	7.1%

Ron Katz 82 Roslyn Avenue Sea Cliff, New York 11579	2,963,462	(2)	7.5%

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	3,991,500	(3)	10.1%

Paul J. Shovlain P.O. Box 15855 Tallahassee, Florida 32317	6,891,750		17.5%

Robert J. Sorrentino 3811 Hollow Crossing Drive Orlando, Florida 32817	8,935,058		22.7%

Directors and Named Executive Officers:
Walter Reid Green, Jr. 15431 O’Neal Gulfport, Mississippi 39503	1,242,000	(4)	3.1%

Monica B. Haab 15431 O’Neal Gulfport, Mississippi 39503	239,198		0.6%

Name and Address	Shares Beneficially Owned		Percentage of Class

William R. Plummer 15431 O’Neal Gulfport, Mississippi 39503	6,396,000	(5)	16.3%

All officers and directors as a group (3 persons)	7,877,198		19.5%
_____________________

(1)	Ron Katz is the president and sole shareholder of American Timeshare Associates, Inc. and has sole voting and dispositive power over the shares held by American Timeshare Associates, Inc.
(2)
Includes the 2,802,116 shares held by American Timeshare Associates, Inc. as set forth in this table and 161,346 shares held by Net Com Data Corp. of N.Y.  Mr. Katz is the president and sole shareholder of both entities and may be deemed to be the beneficial owner of all shares owned by those entities.

(3)
Mr. Nowalsky is the direct owner of 3,791,500 shares of common stock and exercises the sole power to direct the voting or disposition of these shares. In addition, he is the indirect owner of 125,000 shares of common stock, owned by his wife and 75,000 shares of common stock owned by Riverbend Holdings, Inc., of which he serves as an officer, director and significant shareholder.

(4)
Includes 244,500 shares which Mr. Green has the right to acquire pursuant to the exercise of options with an exercise price of $.03 per share and 897,500 shares which Mr. Green has the right to acquire pursuant to the exercise options with an exercise price of $.05 per share.

(5)	Includes 3,198,000 shares owned by Mr. Plummer’s spouse, Beverly Plummer.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,157,000	$.05	718,000

Equity compensation plans not approved by security holders (2)	259,500	$.03	-

Total	1,416,500	$.046	718,000
____________________
(1)	Includes our 2008 Incentive Stock Plan which was approved by stockholders at our annual meeting on January 15, 2009.
(2)
Includes options to purchase 244,500 shares of our common stock at $.03 per share granted to Walter Reid Green, Jr., our Chief Executive Officer and options to purchase 57,500 shares of our common stock at $.03 per share granted to three other employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions during 2009 and through the date of this annual report, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the stockholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest only payments each month and will make three principal payments during the term of the Share Purchase Note.  The Company shall pay $180,000 towards principal on the first and the second anniversary of the issue date of the Share Purchase Note and one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note.  Mr. William Plummer, a current employee, stockholder and director of the Company, was formerly the majority stockholder of NDS and will receive a majority of the payments on the Share Purchase Note.  On August 23, 2009, we executed an amendment agreement amending certain terms of the Share Purchase Note.  As described above, pursuant to the terms of the original note, we were required to make a $180,000 principal payment on August 22, 2009.  In accordance with the terms of the amendment, this required payment was modified as follows: (i) we made a one-time principal payment of $30,000 upon execution of the amendment; (ii) commencing September 23, 2009, we will make monthly interest payments on the outstanding balance of the note at an interest rate of 9.5%; and (iii) the remaining principal payment of $150,000 that was originally due on August 22, 2009 will not be due until Mr. Plummer notifies us upon thirty days advance written notice.  Additionally, we have agreed that repayment of the note will now be secured by all of our assets.  As of December 31, 2009, the outstanding principal balance on the Share Purchase Note was $2,675,000.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a secured promissory note (the “Sorrentino Note”) with no stated interest rate and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets of the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, we executed an amendment agreement with Robert J. Sorrentino, amending certain terms of the loan agreement with Mr. Sorrentino.  Pursuant to the terms of the amendment, the payment schedule with respect to the loan was modified as follows:  (1) we made a one-time principal payment of $15,350 upon execution of the amendment; and (2) commencing May 31, 2009, we are required to make monthly principal payments of $7,675 (reduced from $17,770 contemplated under the original loan agreement) through February 28, 2011, at which time the remaining outstanding balance is due and payable.  All other terms as set forth in the original loan agreement, and ancillary documents, remain unchanged.  As of December 31, 2009, the outstanding principal balance under the loan agreement was $357,425 and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $104,000, which is classified as current.  As of April 12, 2010, Mr. Sorrentino was the beneficial owner of approximately 22.7% of our outstanding common stock.

Thermo Credit Note

On September 17, 2008, in order to facilitate the cash payment due at the closing of the purchase of the portfolio of credit card merchant services accounts from Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc., the Company, NDS, and United (collectively the “Debtors”) borrowed $2,128,500 from Thermo Credit, LLC, a Colorado limited liability company (the “Lender”) pursuant to a Loan, Pledge, and Security Agreement (the “Loan Agreement”) and a Promissory Note (the “Note”) which provide for interest at the greater of 15% per annum or 8% in excess of the prime rate, plus other fees.  Accrued and unpaid interest on the outstanding principal balance of the Note is due and payable monthly commencing on October 31, 2008 and the Note was scheduled to mature on March 17, 2009, with the Company having the right to extend the maturity to September 17, 2009 with Lender’s approval.  In the event of such extension, the Note is payable as follows:  (a) one payment of accrued and unpaid interest on March 31, 2009;  (b) five monthly payments of principal plus accrued and unpaid interest thereon in an amount necessary to amortize the outstanding principal balance of the Note as of March 17, 2009 over a period of 24 months commencing on April 30, 2009 and continuing on the same day of each calendar month thereafter (or if no such corresponding date, on the last date of such calendar month); and (c) a final payment of all principal plus accrued and unpaid interest on September 17, 2009.  The Loan Agreement grants the Lender a security interest in all of the assets, now owned, or hereafter acquired by the Debtors, and pledges all of the outstanding Common Stock of NDS and all of the outstanding membership interests of UCS to the Lender.  On March 17, 2009, the Company executed an Amendment modifying the terms of the credit facility.  Pursuant to the Amendment, the credit facility was modified as follows: (1) the maturity date was extended to March 31, 2010; (2) the outstanding principal amount was reduced to $2,050,000; (3) the installment payment schedule was modified consistent with the new outstanding amount and maturity date; and (4) the interest rate on the outstanding amount was increased by 3% to the greater of the prime rate plus 11%, or 18%.  In connection with the Amendment, United eSystems was also required to pay a commitment fee of 1% of the outstanding amount, or $20,500.  On March 31, 2010 the Company executed an Amendment to the Agreement further extending the due date of the loan until June 30, 2010.  Mr. Leon Nowalsky and Mr. Robert J. Sorrentino, who own approximately 10.1% and 22.7%, respectively, of our outstanding common stock as of April 12, 2010, serve on the board of directors of Thermo Credit.  As of December 31, 2009, the outstanding principal balance on the Note was $1,930,000.

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

Legal Services

During 2009, the Company obtained legal services from a law firm in which two stockholders of the Company, who each own less than 5% of the Company’s outstanding Common Stock, serve as partners.  The amount paid to this firm during 2009 totaled $1,416.64.  In addition, the Company obtained legal services from a law firm in which Monica Haab, a director, works as an attorney and Leon Nowalsky, a beneficial holder of approximately 10.1% of our outstanding common stock, serves as a partner.  The total amount paid to this firm during 2009 totaled $6,610.08.

Director Independence

The Board of Directors has determined that Ms. Haab qualifies as an independent director as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by Laporte, Sehrt, Romig and Hand, for the calendar years 2009 and 2008, respectively:

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$46,375	$40,375
Audit-Related fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$46,375	$40,375
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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed as Part of this Report

(1)	Financial Statements. The consolidated financial statements of United eSystems, Inc., which are listed on the Index to Financial Statements appearing on page F-1 of this report.

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
10.16
Amendment to Thermo Credit, LLC Loan, Pledge and Security Agreement and related Promissory Note dated March 17, 2009. (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on March 31, 2009).

10.17	Employment Agreement between Netcom Data Southern Corp. and William R. Plummer dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 15, 2009).+
10.18
Non-Competition, Confidentiality, and Non-Solicitation Agreement between the Company, Netcom Data Southern Corp. and William R. Plummer dated August 22, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 15, 2009).+

10.19
Amendment to Security Agreement and Promissory Note between Robert J. Sorrentino and United eSystems, Inc. dated May 27, 2009 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 14, 2009).

10.20	Amendment Agreement dated August 23, 2009 to Unsecured Promissory Note between the Company and William R. Plummer (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 24, 2009).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Form 10-KSB filed on April 14, 2004).
21.1	List of Subsidiaries of United eSystems (incorporated by reference to Exhibit 21.1 to our Form 10-K filed on March 31, 2009).
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________
*    Filed Herewith
+    Management contracts and compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: April 15, 2010	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter Reid Green, Jr.	Chief Executive Officer, Chief Financial Officer	April 15, 2010
Walter Reid Green, Jr.	and Director

/s/ William R. Plummer	Director	April 15, 2010
William R. Plummer

/s/ Monica B. Haab	Director	April 15, 2010
Monica B. Haab

UNITED ESYSTEMS, INC. AND SUBSIDARY

INDEX TO FINANCIAL STATEMENTS

Page No.
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-23

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of United eSystems, Inc. and its wholly-owned subsidiaries, United Check Services, L.L.C. and Netcom Data Southern Corp., as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United eSystems, Inc. and its wholly-owned subsidiaries, United Check Services, L.L.C. and Netcom Data Southern Corp., as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation

Metairie, Louisiana
April 15, 2010

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash and Cash Equivalents	$228,213	$366,844
Restricted Cash	271,624	353,702
Trade Receivables, net	93,021	84,581
Deferred Tax Asset, current	206,338	27,655
Prepaid Interest	104,000	96,000
Prepaid Expenses	30,584	19,619

Total Current Assets	933,780	948,401

PROPERTY AND EQUIPMENT, NET	52,400	57,882

OTHER ASSETS
Intangible Assets, net	4,932,499	5,661,916
Deferred Tax Asset, Non-current	65,678	12,854
Prepaid Interest, Non-current	-	110,000
Other	85,250	63,315

Total Assets	$6,069,607	$6,854,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$258,019	$336,597
Current Portion Long-Term Debt	2,422,100	357,709
Accounts Payable and Accrued Liabilities	63,022	58,433
Customers’ Deposits	13,605	17,105

Total Current Liabilities	2,756,746	769,844

LONG TERM LIABILITIES
Notes Payable	2,610,325	4,977,949

Total Liabilities	5,367,071	5,747,793

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 34,272,629 Shares Issued and Outstanding in 2009 and 34,316,667 in 2008	34,272	34,317
Additional Paid-In Capital	847,339	850,346
Retained Earnings	(179,075)	221,912

Total Stockholders' Equity	702,536	1,106,575

Total Liabilities and Stockholders' Equity	$6,069,607	$6,854,368

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

REVENUES
ACH Processing	$813,461	$941,492
Verification Services	180,440	165,946
Credit Card Services	1,736,167	681,770
Total Revenues	2,730,068	1,789,208

COST OF REVENUES	886,694	707,444
Gross Profit	1,843,374	1,081,764

EXPENSES
Operating Expenses
Personnel Costs	139,165	139,628
Travel	72,142	61,271
Amortization	538,272	176,586
Commissions and fees expense	151,139	50,938
Other	224,262	176,313

Total Operating Expenses	1,124,980	604,736

Selling, General and Administrative Expenses
Personnel Costs	512,707	268,152
Legal and Accounting	123,672	92,163
Marketing	36,453	34,921
Consulting	-	32,500
Other	22,688	21,470
Total Selling, General and Administrative Expenses	695,520	449,206

Total Expenses	1,820,500	1,053,942

INCOME FROM OPERATIONS	22,874	27,822

OTHER INCOME (EXPENSE)
Interest Income	2,429	421
Interest Expense	(647,999)	(188,381)
Other Expense	-	-

Total Other Expense	(645,570)	(187,960)

NET LOSS BEFORE INCOME TAXES	(622,696)	(160,138)
INCOME TAX BENEFIT	(221,709)	(40,509)
NET LOSS	$(400,987)	$(119,629)
LOSS PER SHARE – BASIC	$0.01	$0.00
LOSS PER SHARE – DILUTED	$0.01	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2008	18,291,667	$18,292	$49,440	$341,541	$409,273

Exercise of Employee Stock Options	100,000	100	2,900	-	3,000

Issuance of Stock Options	-	-	17,681		17,681

Issuance of restricted common stock granted Employees under 2008 ISO Plan	125,000	125	6,125	-	6,250

Issuance of Common Stock for Acquisition of Netcom Data Southern, Inc.	7,800,000	7,800	382,200	-	390,000

Issuance of Common Stock for Acquisition of Credit Card Portfolio	3,200,000	3,200	156,800	-	160,000

Issuance of Common Stock in exchange for "Non-interest" bearing loan	4,800,000	4,800	235,200	-	240,000

Net Loss	-	-	-	(119,629)	(119,629)

Balance at December 31, 2008	34,316,667	34,317	850,346	221,912	1,106,575

Exercise of Employee stock options	42,500	42	1,233	-	1,275

Net Loss	-	-	-	(400,987)	(400,987)

Attrition Reimbursement under terms of Acquired Credit Card Portfolio	(86,538)	(87)	(4,240)	-	(4,327)

Balance at December 31, 2009	34,272,629	$34,272	$847,339	$(179,075)	$702,536

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(400,987)	$(119,629)
Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Depreciation and Amortization	568,318	208,058
Compensation expense related to employee stock grant	-	6,250
Compensation expense related to employee stock options granted	-	17,681
Increase in Trade Receivables	(8,215)	(3,091)
(Increase) Decrease in Prepaid Expenses	(10,965)	4,857
Decrease in Prepaid Interest	102,000	34,000
Decrease in Restricted Cash	82,078	177,641
Increase in Deferred Tax Assets	(272,016)	(40,509)
Increase in Other Assets	-	(695)
Decrease in ACH Settlements Payable	(78,578)	(178,372)
Increase in Accounts Payable and Accrued Liabilities	45,098	24,397
(Decrease) Increase in Customer Deposits	(3,500)	731
Net Cash Provided by Operating Activities	23,233	131,319

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(24,789)	(14,117)
Cash paid in conjunction with acquisition of NDS	-	(307,428)
Cash paid in conjunction with acquisition of Portfolio Asset	-	(2,275,575)
Proceeds from Asset Purchase Escrow	186,818	-
Increase in Other Assets	(21,935)	-
Net Cash Provided by (Used in) Investing Activities	140,094	(2,597,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,615,657
Proceeds from employee stock options exercised	1,275	3,000
Principal paid on notes payable	(303,233)	(70,000)
Net Cash (Used in) Provided by Financing Activities	(301,958)	2,548,657

NET(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(138,631)	82,856

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	366,844	283,988
CASH AND CASH EQUIVALENTS – END OF YEAR	$228,213	$366,844

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$543,999	$123,101
Cash Paid During the Period for Taxes	5,000	-

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

		For The Years Ended December 31,
		2009	2008

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITES

Acquisition of Netcom Data Southern, Inc. (NDS) Identifiable Intangible Assets Acquired		$-	$3,402,925
Net Tangible Assets Acquired:
Property and Equipment		-	14,503

Net Tangible Assets Acquired		-	14,503

Total Assets Acquired		-	3,417,428

Less:
Fair Value of stock issued		-	(390,000)
Promissory Note Issued to Stockholder of NDS		-	(2,720,000)

Net Cash Paid for Acquisition of NDS	$		$307,428

Purchase of Credit Card Portfolio
Value of Credit Card Portfolio Acquired		$-	$2,435,575
Less Value of Stock Issued for Purchase		-	(160,000)

Net Cash Paid for Purchase of Credit Card Portfolio		$-	$2,275,575

Stock Issued in Exchange for “Interest-Free” Loan; Recognized as Prepaid Interest on Consolidated Balance Sheet		$-	$240,000

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

The Company entered into the transaction as means to diversify its electronic payments business.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  For 2009, the Company’s gross revenues are now approximately 30% from its ACH payments business and 64% from credit card merchant processing services which are provided through contracts that NDS has with several sponsor banks in the United States.  The Board of Directors and management believe that the acquisition of NDS provides the opportunity to improve operating results and the possibility of creating future value.

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the year ended December 31, 2009, was $313,440, and $111,010 for 2008.

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

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related to the Portfolio Asset Purchase for the year ended December 31, 2009, was $224,832 and $65,576 for 2008.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2009 financial presentation.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company reports its income taxes under a consolidated Federal tax return which includes the business activity of the Company, as well as the business activity of its wholly owned subsidiaries, United and NDS.

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

Recent Accounting Pronouncements

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. There was no impact from adoption of this guidance, as the Company did not have an acquisition during 2009.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

On January 1, 2009, the Company adopted new guidance that related to accounting for non-controlling interests in consolidated financial statements. The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company.

In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities.  The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company's unvested restricted stock awards do not contain non-forfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures.  The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This guidance was effective October 1, 2009.  The adoption of the new guidance had no impact on the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”).  This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  This statement is not yet included in the codification, but will impact ASC 810, Consolidation.  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Computers and Office Equipment	$83,452	$70,803
Furniture and Fixtures	8,626	5,831
Software	87,027	85,623
Leasehold Improvements	14,846	6,907
Less: Accumulated Depreciation	(141,551)	(111,282)

Property and Equipment, Net	$52,400	$57,882

Depreciation expense charged to operations totaled $30,271 and $31,472 for the years ended December 31, 2009 and 2008, respectively.  Average estimated useful lives for computers, software, and leasehold improvements are three years.  Furniture, fixtures, and office equipment have average estimated useful lives of five years.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – INTANGIBLE ASSETS

Following is a summary of non-goodwill intangibles at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Contracts - NDS	$3,402,925	$424,450	$3,402,925	$111,010
Customer Contracts - Portfolio Purchase	2,431,248	477,224	2,435,575	65,574

Totals	$5,834,173	$901,674	$5,838,500	$176,584

Amortization expense for 2009 and 2008 was $538,272 and $176,586, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2013 is $538,272 per year.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During the years ended December 31, 2009 and 2008, management determined that there was no impairment to intangible assets.

NOTE F — RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE G — NOTES PAYABLE

Due to Shareholders

On September 4, 2008, and September 8, 2008, the Company entered into two notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  The outstanding balance due to shareholders was $70,000 at both December 31, 2009 and December 31, 2008.

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

principal payment which was paid by the Company.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of December 31, 2009, the outstanding principal balance of the Share Purchase Note was $2,675,000.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time all remaining principal becomes due and payable.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the year ended December 31, 2009, the Company’s principal payments totaled $38,375 thereby reducing the outstanding principal balance of these notes to $357,425 as of December 31, 2009, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $104,000, which is classified as current.  As of April 12, 2010, Mr. Sorrentino was the beneficial owner of approximately 22.7% of our outstanding common stock.

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

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — NOTES PAYABLE (Continued)

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  In conjunction with the Amendment, the Company paid $69,158 in principal on March 17, 2009, and $20,000 per month thereafter through September 30, 2009, reducing the outstanding principal balance by December 31, 2009, to $1,930,000.  On March 31, 2010 the Company executed an Amendment to the Agreement further extending the due date of the loan until June 30, 2010.

The following notes payable are outstanding at December 31:

	December 31
	2009	2008
Due to Shareholders	$70,000	$70,000
Share Purchase Note – NDS	2,675,000	2,720,000
Sorrentino Note	357,425	426,500
Thermo Credit Note	1,930,000	2,119,158

	$5,032,425	$5,335,658

The following are maturities of long-term debt:

Year	Amount

2010	$2,422,100
2011	2,610,325
Totals	$5,032,425

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES

For the year ended December 31, 2008, United eSystems Inc. adopted the provisions of the Accounting for Uncertainty in Income Taxes Topic of the FASB Accounting Standards Codification.  The Company recognizes a threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return.  The interpretation also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files a U.S. federal income tax return and various state income tax returns.  The Company’s tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2006 through 2009.  There are currently no returns under examination.   At January 1, 2008, and at December 31, 2008 and 2009, the Company had no uncertain tax positions.

The provision for income taxes for 2009 and 2008, consists of the following:

	Years Ended December 31,
	2009	2008

Current Tax Benefit	$-	$-
Deferred Tax Benefit	(221,709)	(40,509)

Total Income Tax Benefit	$(221,709)	$(40,509)

The Company’s provision for income tax expense (benefit) is equivalent to approximately 35.6% and 25.3% of the Company’s net income (loss) before taxes for the years ended December 31, 2009 and 2008, respectively.  The effective tax rate differs from the statutory rate due to expenses that are recognized for book purposes but that are not deductible for Federal and state income tax purposes.

The Company has available at December 31, 2009, $529,071 in federal and $529,542 in state Net Operating Loss (NOL) carryforwards that may be applied against future taxable income and that expire in 2028 and 2029.

The Company’s deferred tax assets (liabilities) consist of the following components:

	December 31,
	2009	2008
Deferred Tax Assets
Net Operating Loss Carryforwards	$206,338	$27,655
Amortization of Intangibles	65,678	12,854

Total Deferred Tax Assets	272,016	40,509

Deferred Tax Liabilities	-	-
Valuation Allowance	-	-
Net Deferred Tax Asset	$272,016	$40,509

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES (CONT’D)

There is no valuation allowance for the deferred tax assets at December 31, 2009 or 2008, as management believes that it is more likely than not that the deferred tax assets will be realized, based on its estimate of income which will be taxable in the future.

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively, nor any amount of interest and penalties payable recognized in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

NOTE I — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2008 and 2009, a total of 100,000 and 42,500 shares of non-qualified stock options were exercised.  The options exercised in 2008 were options previously granted in 2005 to the CFO.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

There were no options granted during 2009 and there was no compensation expense charged to operations related to stock options during 2009.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for options granted in 2008:

Expected Volatility	29.15%
Expected Term	5.0 Years
Expected Dividends	$0.00
Risk Free Rate	3.79%
Weighted-Average Fair Value of Options Granted During 2008	$.015

Compensation expense charged to operations for options granted in 2008 totaled $17,681.  During 2009 and 2008, cash received upon exercise under the Company’s stock option plan totaled $1,275 and $3,000 respectively.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — STOCK OPTIONS (Continued)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,459,000	$.046	7.52	$.00
Granted	-	-
Exercised	42,500	$.03
Forfeited or Expired	-	-
Outstanding at December 31, 2009	1,416,500	$.046	6.52	$.00
Exercisable at December 31, 2009	1,416,500	$.046	6.52	$.00

The total intrinsic value for options exercised during 2009 was $638.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	402,000	$.03
Granted	1,157,000	$.05
Exercised	100,000	$.03
Forfeited or Expired	-	-
Outstanding at December 31, 2008	1,459,000	$.046	7.52	$.00
Exercisable at December 31, 2008	1,459,000	$.046	7.52	$.00

The total intrinsic value for options exercised during 2008 was $2,000.

NOTE J – ISSUANCE OF RESTRICTED STOCK

In conjunction with the 2008 Incentive Stock Plan, the Board of Directors granted a total of 125,000 shares of restricted common stock to three of its key employees, none of which were officers or directors of the Company.  These shares became fully vested upon the completion of the Company’s acquisition of NDS.  Compensation expense charged to operations for issuance of restricted stock granted in 2008 totaled $6,250.  There were no grants of common stock during 2009.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — SIGNIFICANT CONCENTRATIONS

Cash

The Company maintains cash in financial institutions in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the year ended December 31, 2009, the Company had no customers that amounted to approximately 10% or more of the Company’s total revenue.  During the year ended December 31, 2008, the Company had transactions with one customer that amounted to approximately 25.2% of the Company’s total revenue.

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

Year	Amount

2010	48,000
2011	32,000
Total	$80,000

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

Year	Amount

2010	28,500
2011	25,000
Total	$53,500

Lease expense for the years ended December 31, 2009 and 2008, amounted to $78,850 and $39,900, respectively.

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

Year	Amount

2010	$150,000
2011	106,452

Total	$256,452

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

Year	Amount

2010	66,000
2011	44,000

$110,000

NOTE M — RELATED PARTY TRANSACTIONS

As disclosed in Note G, the Company has as of December 31, 2009 notes payable with minority shareholders and with an entity for which two minority shareholders serve on the board of directors.

During 2009 the Company obtained legal services from a firm for which two minority shareholders of the Company serve as partners.  The amount paid to this firm during 2009 and 2008 totaled $1,417 and $2,331, respectively.  In addition, the Company obtained legal services from a firm for which a minority shareholder serves as a partner.  The total amount paid to this firm during 2009 and 2008 totaled $5,967 and $2,891, respectively.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N — EARNINGS PER SHARE

For earnings per share calculations, the weighted average number of common shares outstanding amounted to 34,335,875 and 23,816,940.  For the years ended December 31, 2009 and 2008, there were outstanding options to purchase 1,416,500 and 1,459,000 shares, respectively at a weighted average price of $.046 and $.046 per share, respectively.  For 2009 and 2008, the effect of dilutive stock options totaled 113,320 and 116,720 shares, respectively.

The following transaction occurred after December 31, 2009, which, had it taken place during fiscal 2009, would have changed the number of shares used in the computations of earnings per share: 5,072,500 common shares were issued in a private placement.

NOTE O – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure is made in accordance with the requirements of Fair Value Topic of the ASC.  Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash.  In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques.  The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment.  Accordingly, estimate presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.  The Fair Value Topic excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$228,213	$228,213	$366,844	$366,844
Restricted Cash	271,624	271,624	353,702	353,702
Financial Liabilities
Notes Payable	$5,032,425	$5,032,425	$5,335,658	$5,335,658

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents – The carrying amount of cash and cash equivalents approximates fair values.

Restricted Cash – The carrying amount of restricted cash approximates fair values.

Notes Payable – The carrying amount of notes payable approximates fair values.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, April 15, 2010, and determined the following:

As disclosed in its current report on Form 8-K filed on March 4, 2010, on February 28, 2010, the Company completed a private placement of its common stock and issued and sold 5,072,500 shares of common stock to a limited number of accredited and non-accredited investors for gross proceeds of $1,014,500.  The shares were sold at a price of $0.20 per share.  The offer and sale was conducted on behalf of the Company by a FINRA-licensed broker-dealer who served as placement agent in the offering and received a sales commission equal to 7% of the gross proceeds of the offering, or $71,015, and a financial advisory/management fee equal to 2% of the gross proceeds of the offering, or $20,290.  The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the shares of common stock issued.  On March 15, 2010, the Company utilized the net proceeds from this offering to reduce its outstanding principal balance of notes payable with Thermo Credit, LLC by $920,000.

On March 31, 2010, the Company executed an additional amendment to its loan agreement with Thermo Credit, LLC, which further extended the due date of the loan until June 30, 2010.

No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.