Form 10-Q
period 2010-03-31
United eSystems, Inc.
filed 2010-05-24
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 24, 2010, 39,345,129 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
March 31, 2010

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2009 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$185,962	$228,213
Restricted Cash	263,096	271,624
Trade Receivables, net	101,683	93,021
Deferred Tax Asset, current	240,506	206,338
Prepaid Interest	78,000	104,000
Prepaid Expenses	32,899	30,584

Total Current Assets	902,146	933,780

PROPERTY AND EQUIPMENT, NET	41,860	52,400

OTHER ASSETS
Intangible Assets, net	4,880,251	4,932,499
Deferred Tax Asset, Non-current	65,678	65,678
Other	61,631	85,250

Total Assets	$5,951,566	$6,069,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$238,490	$258,019
Current Portion Long-Term Debt	1,434,600	2,422,100
Accounts Payable and Accrued Liabilities	109,619	63,022
Customers’ Deposits	24,605	13,605

Total Current Liabilities	1,807,314	2,756,746

LONG TERM LIABILITIES
Notes Payable	2,696,800	2,610,325

Total Liabilities	4,504,114	5,367,071

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 39,345,129 and 34,272,629 shares Issued and Outstanding at March 31, 2010 and December 31, 2009	39,345	34,272
Additional Paid-In Capital	1,740,861	847,339
Retained Earnings	(332,754)	(179,075)

Total Stockholders' Equity	1,447,452	702,536

Total Liabilities and Stockholders' Equity	$5,951,566	$6,069,607
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended March 31,
		2010		2009
Revenues
ACH Services		$273,037		$245,847
Verification Services		20,318		66,860
Credit Card Services		378,482		507,868
Total Revenues		671,837		820,575

Cost of Revenues		219,936		215,426

Gross Profit		451,901		605,149

Expenses:
Operating
Personnel costs		32,925		28,516
Travel expense		12,756		22,671
Amortization expense		146,328		134,568
Commissions and fees expense		46,384		51,423
Other		60,459		60,270
Total Operating Expenses		298,852		297,448

Selling, General & Administrative
Personnel costs		129,861		105,785
Legal and accounting expenses		29,268		53,798
Marketing		5,739		8,255
Consulting		--		--
Other		4,320		5,026
Total Selling, General & Administrative		169,188		172,864

Total Expenses		468,040		470,312

Income from operations		(16,139)		134,837

Other Income (expense):
Interest Income		461		463
Interest Expense		(172,129)		(144,791)

Net Income (Loss) before income taxes		(187,847)		(9,491)

Income tax benefit (expense)		34,168		1,392

Net Income (Loss)		$(153,679)		$(8,099)

Net Income per Share	$	nm	$	nm

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Net Loss	-	-	-	(8,099)	(8,099)

Balance at March 31, 2009	34,316,667	$34,317	$850,346	$213,813	$1,098,476

Balance at January 1, 2010	34,272,629	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	5,072,500	5,073	893,522	-	898,595

Net Loss	-	-	-	(153,679)	(153,679)

Balance at March 31, 2010	39,345,129	$39,345	$1,740,861	$(332,754)	$1,447,452

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(153,679)	$(8,099)
Adjustments to Reconcile Net (Loss) to Net
Cash Provided by Operating Activities
Depreciation and Amortization	156,824	142,954
(Increase) Decrease in Trade Receivables	(8,662)	5,220
(Increase) Decrease in Prepaid Expenses	(2,315)	(20,235)
Decrease in Prepaid Interest	26,000	24,000
Decrease in Restricted Cash	8,528	278,510
Increase in Deferred Tax Asset	(34,168)	(1,392)
Decrease in ACH Settlements Payable	(19,529)	(274,710)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	46,597	(36,264)
Increase (Decrease) in Customer Deposits	11,000	(3,800)
Net Cash Provided by Operating Activities	30,596	106,184

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	--	(5,131)
Cash paid in Conjunction with acquisition of Portfolio Asset	(94,080)	--
Net Cash Used in Investing Activities	(94,080)	(5,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Private Placement Stock Offering	898,595	--
Proceeds from notes payable	94,000	--
Principal paid on notes payable	(971,362)	(69,158)
Net Cash Provided by (Used in) Financing Activities	21,233	(69,158)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,251)	31,895

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	228,213	366,844
CASH AND CASH EQUIVALENTS – END OF PERIOD	$185,962	$398,739

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$146,129	$120,791

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months ended March 31, 2010, was $78,360.

Portfolio Asset Purchases

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

The Company accounted for this transaction, the Netcom NY Asset Portfolio, as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related the Netcom NY Asset Portfolio for the three months ended March 31, 2010, was $56,208.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The agreement also provides for an earn-out formula under which the Company would pay up to an additional $23,520 six months following the closing if certain revenue targets are met.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $11,760 of amortization expense for the three months ended March 31, 2010.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

As described in Notes A and B, UNITED ESYSTEMS, INC. (Company) serves as the holding company for United Check Services, L.L.C. (United) and Netcom Data Southern Corp (NDS).  United provides automated clearing house (ACH) services to businesses throughout the United States.  NDS is an independent sales organization that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  The Company’s headquarters are in Covington, Louisiana, its ACH operations center is located in Gulfport, Mississippi, and the operations of NDS are conducted at its offices in Roswell, Georgia.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

NOTE E — NOTES PAYABLE

Due to Shareholders

On September 4, 2008, and September 8, 2008, the Company entered into two notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  During the three months ended March 31, 2010, the Company paid $52,500 in principal, thereby reducing the outstanding balance due these shareholders from $70,000 at both December 31, 2009, to $17,500 as of March 31, 2010.

On February 5, 2010, the Company entered into an additional note payable with Mr. Leon Nowalsky, a current shareholder, for a total principal amount of $47,500, to assist with the acquisition of a credit card portfolio asset.  The note provides for interest to accrue at 6% per annum, payable in two years from inception of the note.  The note may be prepaid without penalty.  The outstanding principal balance at March 31, 2010 was $47,500.  Mr. Nowalsky currently owns approximately 10.1% of the Company’s outstanding common stock.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments of $180,000 on each anniversary date of the note with one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note. During August 2009, the Company executed an amendment to the Share Purchase Note whereby the scheduled principal payment of $180,000 due on August 22, 2009, was amended to require a $30,000 principal payment which was paid by the Company.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of March 31, 2010, the outstanding principal balance of the Share Purchase Note was $2,675,000.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time all remaining principal becomes due and payable.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the year ended December 31, 2009, the Company’s principal payments totaled $38,375 thereby reducing the outstanding principal balance of these notes to $357,425 as of December 31, 2009, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $104,000, which is classified as current.  During the three months ended March 31, 2010, the Company obtained an additional $47,000 under the Sorrentino Note to assist with the acquisition of a portfolio asset of credit card accounts.  The Company also made at total of $23,025 of principal payments, and amortized $26,000 of prepaid interest during the three months ended March 31, 2010.  Mr. Sorrentino currently owns  approximately 22.7% of our outstanding common stock.

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

In conjunction with the Amendment, the Company paid $69,158 in principal on March 17, 2009, and $20,000 per month thereafter through September 30, 2009, reducing the outstanding principal balance by December 31, 2009, to $1,930,000.  On March 31, 2010 the Company executed an Amendment to the Agreement further extending the due date of the loan until June 30, 2010.  On March 16, 2010, the Company paid $920,000 in principal which reduced the outstanding principal balance at March 31, 2010, to $1,010,000.

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

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At March 31, 2010, and December 31, 2009, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the three months ended March 31, 2010, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

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

NOTE J — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 35,572,195, and 34,316,667, for the three months ended March 31, 2010, and 2009, respectively.  Options to purchase 302,000 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding during the three months March 31, 2010, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

NOTE K – FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

The Company is an electronic payments service provider headquartered in Covington, Louisiana, that caters mostly to small and medium size businesses who handle significant volumes of electronic transactions as an integral part of their business.  Since 1998, we have provided electronic ACH (Automated Clearing House) payments via our internet-based, encrypted systems, to assist merchants in the collection of their sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits. We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

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

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes include in this Form 10-Q, and in conjunction with our Form 10-K previously filed for the year ended December 31, 2009.

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

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

For the three months ended March 31, 2010, revenues were $671,837, compared to $820,575 for the three months ended March 31, 2009, representing a decrease of $148,738, or approximately 18.1%.  This decrease is mostly related to the decrease in credit card services of $129,386, together with the decrease in verification services of $46,542, partially offset by the increase in ACH Services of $27,190.  The decrease in Credit Card Services and verification services relate to the decreases in our volume of business as a result of reductions in consumer activity associated with general economic conditions, together with voluntary reductions in pricing to some or our customers in order to maintain accounts.  The increase of $27,190 related to our ACH payments business represents increases in the volume of business conducted by several of our existing customers.

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

The following table presents the composition of cost of revenue for the three months ended March 31, 2010 and 2009:

Cost of Revenue:	Three Months Ended March 31, 2010	Percentage	Three Months Ended March 31, 2009	Percentage	Variance Dollars

ACH Services	$70,300	32.0%	$45,963	21.3%	$24,337

Verification Services	7,362	3.4%	41,268	19.2%	(33,906)

Credit Card Services	142,274	64.6%	128,195	59.5	14,079

Total Cost of Revenue	$219,936	100.0%	$215,426	100.0%	$4,510

For the three months ended March 31, 2010, cost of revenues was $219,936, compared to $215,426 for the three months ended March 31, 2009, representing an increase of $4,510, or approximately 2.1%.  This increase is mostly attributable to the increase in our ACH services business resulting from increases in our volume of business with several of our existing customers, together with increases in costs associated with our credit card services business.  These increases were partially offset by decreases in our cost of revenue associated with our verification services business.

During 2009 we migrated some of our ACH accounts in conjunction with a policy decision made by one of our processing banks to discontinue processing for certain industries.  Although we established alternate services for these merchants, we only received and recognized net ACH fees associated with these accounts.  This resulted in a reduction to our ACH cost of revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2010, in which our increase in volume of ACH business is associated with services in which we receive and recognize the gross revenue, as well as separately incur and recognize the related cost of revenue.

With respect to our verification services, cost of sales is down substantially for the three months ended March 31, 2010, compared to the same period in the prior year, as a result of the discontinuation of services provided to several significant verification service customers previously engaged in the online tobacco industry.  In conjunction with recent legislation, which becomes effective June 30, 2010, these customers have wound down their operations and discontinued the use of our age verification service.

For the three months ended March 31, 2010, our credit card services cost of  revenue increased while our credit card revenue decreased.  During the three months ended March 31, 2010, as we continue to experience unfavorable economic conditions and reduced consumer activity, we had to reduce pricing in some cases in order to maintain merchants and as a result our cost of revenues has no decreased in proportion to our credit card services revenue.

For the three months ended March 31, 2010, our gross profit was $451,901, compared to $605,149 for the three months ended March 31, 2009, representing a decrease of $153,248, or approximately 25.3%.  Our gross profit stated as a percentage of revenues was 67.3% for the three months ended March 31, 2010, compared to 73.7% for the three months ended March 31, 2009.  The decrease in cost of revenues as a percentage of revenue reflects the effect of the increase in our ACH service revenue as previously described, partially offset by increases in our cost of credit card services as a result of general economic conditions as previously described.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.  For the three months ended March 31, 2010, operating expenses were $298,852, compared to $297,448 for the three months ended March 31, 2009, representing an increase of $1,404 or approximately 0.5%.  The increases in operating costs related mostly to increases in personnel costs of $4,419, amortization expense of $11,760, partially offset by decreases in travel expense of $9,915, and commissions and fees expenses of $5,039.  Our personnel costs represented increases in costs associated with our ACH processing staff, which included cost-of-living as well as merit increases in compensation.  Our amortization expenses increased in conjunction the acquisition of a portfolio of merchant accounts during the three months ended March 31, 2010.  These increases were partially offset by decreases in travel expenses which reflected a reduced amount of travel compared to the prior year when we had recently completed the acquisition of NDS.  The decrease in commissions and fees expenses relates mostly to reductions in fees paid under our Thermo Credit, LLC loan facility, resulting from the $920,000 reduction in the outstanding principal balance of this facility.

Selling, General, and Administrative Expenses

For the three months ended March 31, 2010, our selling, general, and administrative expenses were $169,188, compared to $172,864 for the three months ended March 31, 2009, representing a decrease of $3,677, or approximately 2.1%.  This decrease is mostly due to decreases in legal and accounting expenses of $24,538, marketing expenses of $2,516, and other expenses of $706, partially offset by increases in personnel costs of $24,076.  The decrease in legal and accounting costs represents a reduction in costs associated with our annual meeting during the three months ended March 31, 2009, which was not conducted during the three months ended March 31, 2010, together with increased costs during the prior year associated with our financing efforts.  The decreases in marketing expenses relate mostly to the continued elimination of certain duplicate or non-productive costs compared to the first quarter of 2009.  The decrease in other expenses of $706 related mostly to decreases in meals and entertainment of $968, business gifts of $221, partially offset by increases in SEC filing fees of $480.  The reduction in meals and entertainment as well as business gifts related to cost containment efforts implemented by management, while the increase in SEC filing fees was associated with the completion of our private equity offering during the three months ended March 31, 2010.

Results of Operations

We reported a net loss for the three months ended March 31, 2010, of $153,679 compared to $8,099 for the three months ended March 31, 2009, representing an increase of $145,580.  This change is mostly attributable to the decrease in revenue during the three months ended March 31, 2010, compared to the same period in the prior year as a result of general economic conditions as previously described.  We now recognize significant amortization expenses related to our intangible assets and interest expense related to our credit facility with Thermo Credit, LLC which provided the acquisition financing.  As a result, although we reported a net loss for the three months ended March 31, 2010, we continued to produce net positive cash flow from our operations.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the three months ended March 31, 2010, was $30,596, compared to $106,187 for the three months ended March 31, 2009, or a decrease of $75,591.  The decrease in cash provided by operating activities is due mostly to the increase in our net loss of $145,580 together with the various adjustments necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For the three months ended March 31, 2010, adjustments decreasing our net loss of $153,679 included depreciation and amortization of $156,824, the decrease in prepaid interest of $26,000, the decrease in accounts payable and accrued liabilities of $46,597, and the increase in customer deposits of $11,000, offset by adjustments that increased our net loss, such as the increase in accounts receivable of $8,662, the increase in prepaid expenses of $2,315, the increase in deferred tax asset of $34,168, and the decrease in ACH settlements payable of $19,529.

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

Net cash used in investing activities was $94,080 for the three months ended March 31, 2010, and $5,131 for the three months ended March 31, 2009.  During the three moths ended March 31, 2010, we completed the purchase of an interest in a portfolio of merchant credit card processing accounts.  During the three months ended March 31, 2009, we made improvements to our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices.

Net cash provided by financing activities was $21,233 for the three months ended March 31, 2010, compared to cash used in financing activities of $69,161 for the three months ended March 31, 2009.  During the three months ended March 31, 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $94,000 which helped facilitate the initial purchase price of the portfolio asset previously described.  We also repaid $971,362 in outstanding principal, comprised mostly of a reduction of $920,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $52,500 of outstanding notes payable with shareholders.  For the three months ended March 31, 2009, we made a principal payment of $69,161 in conjunction with an amendment to our credit facility with Thermo Credit, LLC, whereby we extended the due date of the loan.

On February 28, 2010, we completed a private placement of 5,072,500 shares of our common stock, at $.20 per share, to a limited number of investors, generating gross proceeds of $1,014,500.  The offer and sale was conducted on behalf of the company by a FINRA-licensed broker-dealer who served as placement agent in the offering and received a sales commission equal to 7% of the gross proceeds of the offering, or $71,015, and a financial advisory/management fee equal to 2% of the gross proceeds of the offering, or $20,290.  We also had accrued offering costs of $24,600.  As a result of the transaction we received net proceeds of $898,595.

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

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition.  During 2008, we completed two such acquisitions, NDS and the portfolio asset purchase, as means of increasing our volume of business while at the same time expanding our payment services to include credit card services.  In February 2010 we completed the purchase of an additional portfolio of  credit card merchant accounts which supplemented our growth.  Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.  At this time, we have no understanding, arrangement or agreement to make any acquisitions, but continue to actively seek such opportunities as a means to accelerate revenue and earnings growth.

Recent General Economic Conditions

In light of the slowdown in the economy and challenges within the financial sector and credit markets it has become more difficult for many companies to evaluate their future operations.  Although we have been able to complete financing transactions which facilitated the acquisition of NDS on August 22, 2008, and the purchase of the portfolio asset on September 17, 2008, and completed a private placement in February 2010, we believe that access to future financing may continue to be difficult until such time as general economic conditions improve.  At this time we have not experienced any material negative impact from recent economic conditions, but we believe it is reasonable to expect that our payment processing business, both for ACH and for credit card transactions could be negatively impacted by these conditions.  Accordingly, we believe that the following factors should be taken into consideration:
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

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.  Please refer to our Form 8-K filed with the SEC on March 4, 2010 for information regarding our private placement of common stock that closed on February 28, 2010.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

None.

ITEM 5.  OTHER INFORMATION.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The agreement also provides for an earn-out formula under which the Company would pay up to an additional $23,520 six months following the closing if certain revenue targets are met.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $11,760 of amortization expense for the three months ended March 31, 2010.

To fund the acquisition described above, the Company obtained two loans from current shareholders .  The Company obtained $47,000 under the existing Sorrentino Note (described under Note E to our consolidated financial statements included in Item 1 of this quarterly report), which the Company uses similar to a credit facility.  The Sorrentino Note does not accrue interest and is due a payable on February 28, 2011.  As of March 31, 2010, the principal balance outstanding on the Sorrentino Note was $381,400.  Mr. Sorrentino currently owns approximately 22.7% of our outstanding common stock.  Additionally, the Company entered into a note payable with Mr. Leon Nowalsky, a current shareholder, for a total principal amount of $47,500.  The note provides for interest to accrue at 6% per annum, and the note is due and payable on February 5, 2012.  The note may be prepaid by the Company without penalty.  The outstanding principal balance at March 31, 2010 was $47,500.  Mr. Nowalsky currently owns approximately 10.1% of our outstanding common stock.

ITEM 6.  EXHIBITS.

10.1
Third Amendment to Agreements, dated March 31, 2010, to the Thermo Credit, LLC Loan, Pledge and Security Agreement and related Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 19, 2010).

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

UNITED ESYSTEMS, INC.

Date: May 24, 2010	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)