Form 10-Q
period 2010-06-30
United eSystems, Inc.
filed 2010-08-17
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 13, 2010, 39,445,129 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
June 30, 2010

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$179,642	$228,213
Restricted Cash	251,136	271,624
Trade Receivables, net	98,022	93,021
Deferred Tax Asset, current	240,506	206,338
Prepaid Interest	52,000	104,000
Prepaid Expenses	34,883	30,584

Total Current Assets	856,189	933,780

PROPERTY AND EQUIPMENT, NET	33,859	52,400

OTHER ASSETS
Intangible Assets, net	4,728,043	4,932,499
Deferred Tax Asset, Non-current	74,945	65,678
Other	63,315	85,250

Total Assets	$5,756,351	$6,069,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$221,531	$258,019
Current Portion Long-Term Debt	1,434,600	2,422,100
Accounts Payable and Accrued Liabilities	37,161	63,022
Customers’ Deposits	29,605	13,605

Total Current Liabilities	1,722,897	2,756,746

LONG TERM LIABILITIES
Notes Payable	2,673,775	2,610,325

Total Liabilities	4,396,672	5,367,071

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 39,445,129 and 34,272,629 shares Issued and Outstanding at June 30, 2010 and December 31, 2009	39,355	34,272
Additional Paid-In Capital	1,743,851	847,339
Retained Earnings	(423,527)	(179,075)

Total Stockholders' Equity	1,359,679	702,536

Total Liabilities and Stockholders' Equity	$5,756,351	$6,069,607
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
ACH Services	$341,190	$179,429	$614,226	$425,275
Verification Services	9,349	62,482	29,667	129,343
Credit Card Services	388,680	450,501	767,163	958,368
Total Revenues	739,219	692,412	1,411,056	1,512,986

Cost of Revenues	241,077	205,157	461,013	420,583

Gross Profit	498,142	487,255	950,043	1,092,403

Expenses:
Operating
Personnel costs	37,375	37,047	70,300	65,562
Travel	13,038	18,290	25,795	40,961
Amortization expense	152,208	134,568	298,536	269,136
Commissions and fees expense	37,046	32,819	83,430	84,242
Other	55,176	60,286	116,146	123,921
Total Operating Expenses	294,843	283,010	594,207	583,822

Selling, General & Administrative
Personnel costs	129,525	133,582	259,386	239,248
Legal and accounting	26,673	23,649	55,941	77,447
Marketing	6,590	8,993	12,329	17,249
Consulting	--	--	--	--
Other	3,315	3,477	7,122	5,137
Total Selling, General & Administrative	166,103	169,701	334,778	339,081

Total Expenses	460,946	452,711	928,985	922,903

Income from operations	37,196	34,544	21,058	169,500

Other Income (expense):
Interest Income	5	598	466	1,060
Interest Expense	(137,282)	(157,515)	(309,411)	(302,305)

Net Income (loss) before income taxes	(100,081)	(122,373)	(287,887)	(131,745)

Income tax benefit (expense)	9,267	53,755	43,435	56,879

Net (Loss) Income	$(90,814)	$(68,618)	$(244,452)	$(74,866)

Net Income per Share	NM	NM	NM	NM

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Employees’ exercise of stock options	42,500	42	1,233	--	1,275

Net Loss	-	-	-	(74,866)	(74,866)

Balance at June 30, 2009	34,359,167	$34,359	$851,579	$147,046	$1,032,984

Balance at January 1, 2010	34,272,629	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	5,072,500	5,073	893,522	-	898,595

Employees’ exercise of stock options	100,000	10	2,990	-	3,000

Net Loss	-	-	-	(244,452)	(244,452)

Balance at June 30, 2010	39,445,129	$39,355	$1,743,851	$(423,527)	$1,359,679

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(244,452)	$(74,866)
Adjustments to Reconcile Net (Loss) to Net
Cash Provided by Operating Activities
Depreciation and Amortization	317,662	285,452
(Increase) in Trade Receivables	(5,001)	(16,338)
(Increase) in Prepaid Expenses	(4,299)	(4,440)
Decrease in Prepaid Interest	52,000	45,150
Decrease in Restricted Cash	20,488	253,531
Increase in Deferred Tax Asset	(43,435)	(56,879)
Decrease in ACH Settlements Payable	(36,488)	(250,732)
(Decrease) in Accounts Payable and Accrued Liabilities	(25,861)	(24,444)
Increase (Decrease) in Customer Deposits	16,000	(2,800)
Net Cash Provided by Operating Activities	46,614	153,634

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(2,496)	(10,580)
Proceeds from Asset Purchase Escrow	--	61,818
Cash paid in Conjunction with acquisition of Portfolio Asset	(94,080)	--
Net Cash Used in Investing Activities	(96,576)	(51,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Private Placement Stock Offering	898,595	--
Proceeds from notes payable	94,000	--
Proceeds from Employee Exercise of Stock Options	3,000	1,275
Principal paid on notes payable	(994,204)	(152,183)
Net Cash Provided by (Used in) Financing Activities	1,391	(150,964)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,571)	53,964

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	228,213	366,844
CASH AND CASH EQUIVALENTS – END OF PERIOD	$179,642	$420,808

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$257,411	$257,155
Cash Paid During the Period for Taxes	$--	$5,000

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months and six months ended June 30, 2010, was $78,360 and $156,720 respectively.

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

The Company accounted for this transaction, the Netcom NY Asset Portfolio, as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related the Netcom NY Asset Portfolio for the three months and six months ended June 30, 2010, was $56,208, and $112,416, respectively.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The agreement also provides for an earn-out formula under which the Company would pay up to an additional $23,520 six months following the closing if certain revenue targets are met.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $17,640 of amortization expense for the three months ended June 30, 2010, and $29,400 for the six months ended June 30, 2010.

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

NOTE E — NOTES PAYABLE

Due to Shareholders

On September 4, 2008, and September 8, 2008, the Company entered into two notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  During the six months ended June 30, 2010, the Company paid $52,500 in principal, thereby reducing the outstanding balance due these shareholders from $70,000 at both December 31, 2009, to $17,500 as of June 30, 2010.

On February 5, 2010, the Company entered into an additional note payable with Mr. Leon Nowalsky, a current shareholder, for a total principal amount of $47,500, to assist with the acquisition of a credit card portfolio asset.  The note provides for interest to accrue at 6% per annum, payable in two years from inception of the note.  The note may be prepaid without penalty.  The outstanding principal balance at June 30, 2010 was $47,500.  Mr. Nowalsky currently owns approximately 10.1% of the Company’s outstanding common stock.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments of $180,000 on each anniversary date of the note with one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note. During August 2009, the Company executed an amendment to the Share Purchase Note whereby the scheduled principal payment of $180,000 due on August 22, 2009, was amended to require a $30,000 principal payment which was paid by the Company.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of June 30, 2010, the outstanding principal balance of the Share Purchase Note was $2,675,000.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time all remaining principal becomes due and payable.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the year ended December 31, 2009, the Company’s principal payments totaled $38,375 thereby reducing the outstanding principal balance of these notes to $357,425 as of December 31, 2009, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $104,000, which is classified as current.  During the six months ended June 30, 2010, the Company obtained an additional $47,000 under the Sorrentino Note to assist with the acquisition of a portfolio asset of credit card accounts.  The Company also made at total of $46,050 of principal payments, and amortized $52,000 of prepaid interest during the six months ended June 30, 2010.  Mr. Sorrentino currently owns approximately 22.7% of our outstanding common stock.

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

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  In conjunction with the Amendment, the Company paid $69,158 in principal on March 17, 2009, and $20,000 per month thereafter through September 30, 2009, reducing the outstanding principal balance by December 31, 2009, to $1,930,000.  On March 31, 2010 the Company executed an Amendment to the Agreement further extending the due date of the loan until June 30, 2010.  On March 16, 2010, the Company paid $920,000 in principal which reduced the outstanding principal balance at March 31, 2010, to $1,010,000.  On June 30, 2010, the Company executed an additional Amendment to the Agreement which extended the due date of the loan until December 31, 2010.

NOTE F — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2008, a total of 100,000 shares of non-qualified stock options were exercised in 2008.  During the six months ended June 30, 2010, a total of 100,000 of the non-qualified options were exercised and 212,000 expired unexercised.  All of the exercised options were options previously granted in 2005 to the CFO.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At June 30, 2010, and December 31, 2009, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the six months ended June 30, 2010, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

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

NOTE J — EARNINGS PER SHARE

The weighted average common shares outstanding amounted to 39,345,129, and 34,335,101, for the three months ended June 30, 2010, and 2009, respectively.  Weighted average common shares outstanding were 37,691,662 and 18,291,667, for the six months ended June 30, 2010, and 2009, respectively.  Options to purchase 302,000 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding during the six months ended June 30, 2010.  Options to purchase 259,500 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding at June 30, 2009.  None of these options were included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

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

Three Months and Six Months Ended June 30, 2010 compared to the Three Months and Six Months Ended June 30, 2009

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

For the three months ended June 30, 2010, revenues were $739,219, compared to $692,412 for the three months ended June 30, 2009, representing an increase of $46,807, or approximately 6.8%.  This increase is mostly related to the increase in ACH services of $161,761, partially offset by the decrease in verification services of $53,133, together with the decrease in Credit Card Services of $61,821.  The increase in our ACH services business represents increases in the volume of business conducted by several of our existing customers.   The decrease in Credit Card Services and verification services relate to the decreases in our volume of business as a result of reductions in consumer activity associated with general economic conditions, together with voluntary reductions in pricing to some or our customers in order to maintain accounts.  We also discontinued servicing certain industries which, due to regulatory changes, were no longer engaged in internet based transactions and therefore no longer needed to utilize our verification services.

For the six months ended June 30, 2010, revenues were $1,411,056, compared to $1,512,986 for the six months ended June 30, 2009, representing a decrease of $101,930, or approximately 6.7%.  This decrease is mostly related to the decrease in verification services of $99,676 and the decrease in credit card services of $191,205, partially offset by the increase in ACH services of $188,951.  As previously stated, the increase in our ACH business represents increases in the volume of business conducted by several of our existing customers, while the decrease in credit card and verification services related to the decreases in our volume of business as a result of reduction in consumer activity associated with general economic conditions, together with voluntary reduction in pricing to some of our customers in order to maintain accounts.  We also discontinued servicing certain industries which, due to regulatory changes, have discontinued their internet based transactions and therefore no longer needed to utilize our verification services.

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

The following table presents the composition of cost of revenue for the three months ended June 30, 2010 and 2009:

Cost of Revenue:	Three Months Ended June 30, 2010	Percentage	Three Months Ended June 30, 2009	Percentage	Variance Dollars

ACH Services	$106,665	44.3%	$83,014	40.5%	$23,651

Verification Services	3,544	1.5%	26,775	13.1%	(23,231)

Credit Card Services	130,868	54.2%	95,368	46.4%	35,500

Total Cost of Revenue	$241,077	100.0%	$205,157	100.0%	$35,920

For the three months ended June 30, 2010, cost of revenues was $241,077, compared to $205,157 for the three months ended June 30, 2009, representing an increase of $35,920, or approximately 17.5%.  This increase is mostly attributable to the increase in our ACH services business resulting from increases in our volume of business with several of our existing customers, together with increases in costs associated with our credit card services business.  These increases were partially offset by decreases in our cost of revenue associated with our verification services.

With respect to our verification services, cost of sales is down substantially for the three months ended June 30, 2010, compared to the same period in the prior year, as a result of the discontinuation of services provided to several significant verification service customers previously engaged in the online tobacco industry.  In conjunction with recent legislation, effective June 30, 2010, these customers have wound down their operations and discontinued the use of our age verification service.

For the three months ended June 30, 2010, our credit card services cost of revenue increased while our credit card revenue decreased.  During the three months ended June 30, 2010, as we continue to experience unfavorable economic conditions and reduced consumer activity, we had to reduce pricing in some cases in order to maintain merchants and as a result our cost of revenues has not decreased in proportion to our credit card services revenue.

For the three months ended June 30, 2010, our gross profit was $498,142, compared to $487,255 for the three months ended June 30, 2009, representing an increase of $10,887, or approximately 2.2%.  Our gross profit stated as a percentage of revenues was 67.4% for the three months ended June 30, 2010, compared to 70.4% for the three months ended June 30, 2009.  The decrease in cost of revenues as a percentage of revenue reflects the effect of the increase in our ACH service revenue as previously described, partially offset by increases in our cost of credit card services as a result of general economic conditions as previously described.

The following table presents the composition of cost of revenue for the six months ended June 30, 2010 and 2009:

Cost of Revenue:	Six Months Ended June 30, 2010	Percentage	Six Months Ended June 30, 2009	Percentage	Variance Dollars

ACH Services	$176,995	38.4%	$165,235	39.3%	$11,760

Verification Services	10,906	2.4%	68,042	16.2%	(57,136)

Credit Card Services	273,112	59.2%	187,306	44.5%	85,806

Total Cost of Revenue	$461,013	100.0%	$420,583	100.0%	$40,430

For the six months ended June 30, 2010, cost of revenues was $461,013, compared to $420,583 for the six months ended June 30, 2009, representing an increase of $40,430, or approximately 9.6%.  This increase is mostly attributable to the increase in our ACH services business resulting from increases in our volume of business with several of our existing customers, together with increases in costs associated with our credit card services business.  These increases were partially offset by decreases in our cost of revenue associated with our verification services.

With respect to our verification services, cost of sales is down substantially for the six months ended June 30, 2010, compared to the same period in the prior year, as a result of the discontinuation of services provided to several significant verification service customers previously engaged in the online tobacco industry.  In conjunction with recent legislation, effective June 30, 2010, these customers have wound down their operations and discontinued the use of our age verification service.

For the six months ended June 30, 2010, our credit card services cost of revenue increased while our credit card revenue decreased.  During the six months ended June 30, 2010, as we continue to experience unfavorable economic conditions and reduced consumer activity, we had to reduce pricing in some cases in order to maintain merchants and as a result our cost of revenues has not decreased in proportion to our credit card services revenue.

For the six months ended June 30, 2010, our gross profit was $950,043, compared to $1,092,403 for the six months ended June 30, 2009, representing a decrease of $142,360, or approximately 13.0%.  Our gross profit stated as a percentage of revenues was 67.3% for the six months ended June 30, 2010, compared to 72.2% for the six months ended June 30, 2009.  The decrease in cost of revenues as a percentage of revenue reflects the effect of the increase in our ACH service revenue as previously described, partially offset by increases in our cost of credit card services as a result of general economic conditions as previously described.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For the three months ended June 30, 2010, operating expenses were $294,843, compared to $283,010 for the three months ended June 30, 2009, representing an increase of $11,833 or approximately 4.2%.  The increases in operating costs related mostly to increases in amortization expense of $17,640, and commissions and fees expenses of $4,227, partially offset by decreases in travel expense of $5,252, and other expenses of $5,110.

Our amortization expense increased in conjunction with the acquisition of a portfolio of merchant accounts during the three months ended June 30, 2010.  The increases in our commissions and fees expenses were associated with the amendment we made to our Thermo Credit loan facility whereby we extended the due date of the loan.  These increases were partially offset by decreases in travel expenses which reflected a reduced amount of travel compared to the prior year when we had recently completed the acquisition of NDS.  We also now place greater utilization on internet based training programs for our independent sales agents, which reduces the travel costs of our sales managers.  The decrease in other expenses relates mostly to reductions in meals and entertainment expenses of $4,162, office expenses of $2,182, telephone expenses of $1,876, and insurance expenses of $1,904, partially offset by increases in leases expenses of $2,550, recruitment expenses of $1,493, and dues and subscriptions of $771.  The reductions in our meals and entertainment expenses relate to changes in the way we train and support our independent sales agents.  The decreases in our office, telephone, and insurance expenses relate mostly to changes we’ve made since our acquisition of Netcom to eliminate duplicate costs, such as migrating to a more paperless office, and implementing an internet based phone system that eliminates most of the cost associated with intercompany communication amongst our staff.  These reductions in other expenses were partially offset by increases in such other costs as lease expenses of $2,550, recruitment expenses of $1,493, and dues and subscriptions expenses of $771.  During the current quarter, we paid certain costs and fees assocated with one of our office leases which arise periodically.  We also increased recruitment expenses as well as dues and subscriptions in conjunction with our efforts to increase our network of independent sales agents.

For the six months ended June 30, 2010, operating expenses were $594,207, compared to $583,822 for the six months ended June 30, 2009, representing an increase of $10,385 or approximately 1.8%.  The increase in operating costs related mostly to increases in amortization expense of $29,400, and personnel costs of $4,738, partially offset by decreases in travel expense of $15,166, and other expenses of $7,775.

Our amortization expense increased in conjunction with the acquisition of a portfolio of merchant accounts during the six months ended June 30, 2010.  Our personnel costs increased earlier in the year and were actually higher during the first calendar quarter than in the current quarter, related to transition of certain personnel whereby we incurred certain severance costs associated with this transition.  These increases were partially offset by decreases in travel expenses which reflected a reduced amount of travel compared to the prior year when we had recently completed the acquisition of NDS.  We also now place greater utilization on internet based training programs for our independent sales agents, which reduces the travel costs of our sales managers.  The decrease in other expenses relates mostly to reductions in meals and entertainment expenses of $5,130, office expenses of $7,469, freight of $1,675, telephone expenses of $1,616, and insurance expenses of $1,887, partially offset by increases in leases expenses of $5,150, recruitment expenses of $2,351, and dues and subscriptions of $2,044.  The reductions in our meals and entertainment expenses relate to changes in the way we train and support our independent sales agents.  The decreases in our office, freight, telephone, and insurance expenses relate mostly to changes we’ve made since our acquisition of Netcom to eliminate duplicate costs, such as migrating to a more paperless office, and implementing an internet based phone system that eliminates most of the cost associated with intercompany communication amongst our staff.

Selling, General, and Administrative Expenses

For the three months ended June 30, 2010, our selling, general, and administrative expenses were $166,103, compared to $169,701 for the three months ended June 30, 2009, representing a decrease of $3,598, or approximately 2.1%.  This decrease is mostly due to decreases in personnel costs of $4,057, marketing expenses of $2,403, and other expenses of $162, partially offset by increases in legal and accounting costs of $3,024.  The decrease in personnel costs reflects outsourcing some of our computer maintenance function instead of maintaining staff for these duties.  The decrease in marketing expenses relate mostly to the continued elimination of certain duplicate or non-productive costs compared to the same period in 2009.  The decrease in other expenses of $162 related mostly to decreases in business gifts.

For the six months ended June 30, 2010, our selling, general, and administrative expenses were $334,778, compared to $339,081 for the six months ended June 30, 2009, representing a decrease of $4,303, or approximately 1.3%.  This decrease is mostly due to decreases in legal and accounting costs of $21,506, and marketing expenses of $4,903, partially offset by increases in personnel costs of $20,138 and other expenses of $1,985.  The decrease in legal and accounting costs related to increased costs during the first quarter of 2009 related to our annual meeting and other legal services which did not occur in the first six months of the current year.  The decrease in marketing expenses related to the elimination of certain duplicate or non-productive costs compared to the prior year.  The increase in personnel costs reflects additions made to our sales management team in conjunction with increasing our recruitment efforts for independent sales agents.  The increase in other expenses related mostly to increases in SEC filing fees in conjunction with the completion of our private equity offering earlier in the year.

Results of Operations

We reported a net loss for the three months ended June 30, 2010, of $90,814 compared to $68,618 for the three months ended June 30, 2009, representing an increase of $22,196.  This increase is mostly attributable to the decrease in our credit card revenue during the three months ended June 30, 2010, together with increases in amortization expense, partially offset by the reduction in interest expense, and reductions in our selling, general, and administrative expenses resulting from our continued cost saving measures, compared to the same period in the prior year.  Because we recognize significant amortization expenses related to our intangible assets and a portion of our interest expense related to our Sorrentino Note is non-cash, we reported a net loss for the three months ended June 30, 2010, but continued to produce net positive cash flow from our operations.

For the six months ended June 30, 2010, we reported a net loss of $244,452 compared to $74,866 for the six months ended June 30, 2009, representing an increase of $169,586.  This increase is mostly attributable to the decrease in revenue during the current six months, together with the reduction in interest expense as a result of eliminating approximately $900,000 of our note payable with Thermo Credit LLC beginning in March 2010, and our continued cost saving measures which have reduced some of our selling, general, and administrative expenses, compared to the same period in the prior year.  Because we now recognize significant amortization expenses related to our intangible assets and record non-cash interest expense related to our Sorrentino Note, we reported a net loss for the six months ended June 30, 2010, but continued to produce net positive cash flow from our operations.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the six months ended June 30, 2010, was $46,614, compared to $153,634 for the six months ended June 30, 2009, or a decrease of $107,020.  The decrease in cash provided by operating activities is due mostly to the increase in our net loss of $244,452 together with the various adjustments necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For the six months ended June 30, 2010, adjustments decreasing our net loss of $244,452 included depreciation and amortization of $317,662, the decrease in prepaid interest of $52,000, and the increase in customer deposits of $16,000, offset by adjustments that increased our net loss, such as the increase in accounts receivable of $5,001, the increase in prepaid expenses of $4,299, the increase in deferred tax asset of $43,435, the decrease in ACH settlements payable of $36,488, and the decrease in accounts payable and accrued liabilities of $25,861.

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

Net cash used in investing activities was $96,576 for the six months ended June 30, 2010, and $5,131 for the six months ended June 30, 2009.  During the six moths ended June 30, 2010, we completed the purchase of an interest in a portfolio of merchant credit card processing accounts, and made modest improvement to some of our customer relations software systems.  During the six months ended June 30, 2009, we made improvements to our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices, and received $61,818 as part of our escrow reimbursement associated with our Netcom NY asset portfolio purchase.

Net cash provided by financing activities was $1,391 for the six months ended June 30, 2010, compared to cash used in financing activities of $69,158 for the six months ended June 30, 2009.  During the six months ended June 30, 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $94,000 which helped facilitate the initial purchase price of the portfolio asset previously described.  We also repaid $994,204 in outstanding principal, comprised mostly of a reduction of $920,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $72,520 of outstanding notes payable with shareholders, and received $3,000 in proceeds from the exercise of employee stock options.  For the six months ended June 30, 2009, we made a principal payment of $69,161 in conjunction with an amendment to our credit facility with Thermo Credit, LLC, whereby we extended the due date of the loan.

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

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law July 21, 2010.   The Act spans over 2,300 pages and affects almost every aspect of the U.S. financial services industry. The objectives ascribed to the Act by its proponents in Congress and by the President include restoring public confidence in the financial system, preventing another financial crisis, and allowing any future asset bubble to be detected and deflated before another financial crisis ensues.  The Dodd-Frank Act affects a profound increase in regulation of the financial services industry, and gives U.S. governmental authorities more information and more authority in broad and significant areas, with wholly discretionary authority to write and interpret new rules which may have a significant effect on the banking industry, and as a result could have an effect on our business operations.

The Act also affects various reporting requirements for companies, that report to the Securities and Exchange commission.  Smaller reporting companies, such as ours, are permanently relieved from the requirement to have an attestation report from the Company’s independent auditors on Section 404 internal controls.

At this time, although we believe the relief provided regarding Section 404 internal controls attestation are beneficial to the Company, and we are not currently aware of any direct negative impact the Act may have on our business operations, due to the broad open ended authority provided in the overall legislation our business could be negatively impacted in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Fourth Amendment to Agreements, dated June 30, 2010, to the Thermo Credit, LLC Loan, Pledge and Security Agreement and related Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 2, 2010).

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

UNITED ESYSTEMS, INC.

Date: August 17, 2010	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)