Form 10-Q
period 2010-09-30
United eSystems, Inc.
filed 2010-11-22
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 22, 2010, 39,445,129 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
September 30, 2010

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$263,998	$228,213
Restricted Cash	306,843	271,624
Trade Receivables, net	54,224	93,021
Deferred Tax Asset, current	--	206,338
Prepaid Interest	26,000	104,000
Prepaid Expenses	32,884	30,584

Total Current Assets	683,949	933,780

PROPERTY AND EQUIPMENT, NET	28,518	52,400

OTHER ASSETS
Intangible Assets, net	4,575,835	4,932,499
Deferred Tax Asset, Non-current	31,231	65,678
Other	63,315	85,250

Total Assets	$5,382,848	$6,069,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$277,238	$258,019
Current Portion Long-Term Debt	1,614,600	2,422,100
Accounts Payable and Accrued Liabilities	2,725	63,022
Customers’ Deposits	29,605	13,605

Total Current Liabilities	1,924,168	2,756,746

LONG TERM LIABILITIES
Notes Payable	2,470,750	2,610,325

Total Liabilities	4,394,918	5,367,071

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 39,445,129 and 34,272,629 shares Issued and Outstanding at September 30, 2010 and December 31, 2009	39,445	34,272
Additional Paid-In Capital	1,743,761	847,339
Retained Earnings	(795,276)	(179,075)

Total Stockholders' Equity	987,930	702,536

Total Liabilities and Stockholders' Equity	$5,382,848	$6,069,607
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September, 30		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
ACH Services	$355,259	$212,234	$969,485	$640,538
Verification Services	50	29,839	29,717	157,212
Credit Card Services	402,915	410,046	1,170,079	1,366,789
Total Revenues	758,224	652,118	2,169,281	2,164,539

Cost of Revenues	268,549	207,310	729,562	627,328

Gross Profit	489,675	444,808	1,439,719	1,537,211

Expenses:
Operating
Personnel costs	37,375	34,296	107,675	99,858
Travel	10,392	15,959	36,187	56,919
Amortization expense	152,208	134,568	450,744	403,704
Commissions and fees expense	27,219	38,863	110,650	123,105
Other	63,610	54,219	183,181	171,562
Total Operating Expenses	290,804	277,905	888,437	855,148

Selling, General & Administrative
Personnel costs	123,070	127,010	382,456	377,078
Legal and accounting	14,984	32,297	70,925	109,745
Marketing	6,729	9,684	19,058	26,933
Consulting	--	--	--	--
Other	950	3,946	4,625	4,841
Total Selling, General & Administrative	145,733	172,937	477,064	518,597

Total Expenses	436,537	450,842	1,365,501	1,373,745

Income (Loss) from operations	53,138	(6,034)	74,218	163,466

Other Income (expense):
Interest Income	3	517	468	1,577
Interest Expense	(140,692)	(164,609)	(450,103)	(466,914)

Net Loss before income taxes	(87,551)	(170,126)	(375,417)	(301,871)

Income tax benefit (expense)	(284,262)	73,018	(240,784)	112,719

Net Loss	$(371,813)	$(97,108)	$(616,201)	$(189,152)

Net Loss per Share	$(.01)	NM	$(.02)	NM

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Employees’ exercise of stock options	42,500	42	1,233	--	1,275

Net Loss	-	-	-	(189,152)	(189,152)

Balance at September 30, 2009	34,359,167	$34,359	$851,579	$32,760	$918,698

Balance at January 1, 2010	34,272,629	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	5,072,500	5,073	893,522	-	898,595

Employees’ exercise of stock options	100,000	100	2,900	-	3,000

Net Loss	-	-	-	(616,201)	(616,201)

Balance at September 30, 2010	39,445,129	$39,445	$1,743,761	$(795,276)	$987,930

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(616,201)	$(189,152)
Adjustments to Reconcile Net (Loss) to Net
Cash Provided by Operating Activities
Depreciation and Amortization	477,720	428,269
Decrease (Increase) in Trade Receivables	38,797	(4,161)
(Increase) in Prepaid Expenses	(2,300)	(7,460)
Decrease in Prepaid Interest	78,000	76,000
(Increase) Decrease in Restricted Cash	(35,219)	257,393
Decrease (Increase) in Deferred Tax Asset	240,785	(112,719)
Increase (Decrease) in ACH Settlements Payable	19,219	(254,593)
Decrease in Accounts Payable and Accrued Liabilities	(60,297)	(49,555)
Increase (Decrease) in Customer Deposits	16,000	(2,800)
Net Cash Provided by Operating Activities	156,504	141,222

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(5,005)	(19,646)
Proceeds from Asset Purchase Escrow	--	61,818
Increase in Other Assets	--	(21,935)
Cash paid in Conjunction with acquisition of Portfolio Asset	(94,080)	--
Net Cash Used in Investing Activities	(99,085)	(20,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Private Placement Stock Offering	898,595	--
Proceeds from notes payable	94,000	--
Proceeds from Employee Exercise of Stock Options	3,000	1,275
Principal paid on notes payable	(1,017,229)	(272,883)
Net Cash Provided by (Used in) Financing Activities	(21,634)	(271,608)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,785	(110,149)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	228,213	366,844
CASH AND CASH EQUIVALENTS – END OF PERIOD	$263,998	$256,695

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$372,103	$396,633
Cash Paid During the Period for Taxes	$15,000	$5,000

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

The value allocated to customer relationships and contracts created as a result of the acquisition of NDS will be amortized over its estimated useful life of ten years.  Amortization expense related to NDS was $78,360 for the three months ended September 30, 2010, and 2009, and was $235,080 for the nine months ended September 30, 2010, and 2009, respectively.

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

The Company accounted for this transaction, the Netcom NY Asset Portfolio, as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related the Netcom NY Asset Portfolio was $56,208 for the three months ended September 30, 2010, and 2009, and $168,624 for the nine months ended September 30, 2010, and 2009, respectively.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $17,640 of amortization expense for the three months ended September 30, 2010, and $47,040 for the nine months ended September 30, 2010.

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

FASB ASC Topic 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  Because of uncertainties as to the amount of income that would be generated for federal tax purposes in future years, a valuation allowance of $293,000 was recorded as of September 30, 2010, which represents approximately 100% of federal net operating loss carryforward.  The increase in the valuation alliance recorded in 2010 was based on the Company’s assessment that these deferred tax assets will not be realized after evaluating the potential for generating taxable income in future periods.

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

NOTE E — NOTES PAYABLE

Due to Shareholders

On September 4, 2008, and September 8, 2008, the Company entered into two notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  During the nine months ended September 30, 2010, the Company paid $52,500 in principal, thereby reducing the outstanding balance due these shareholders from $70,000 at December 31, 2009, to $17,500 as of September 30, 2010.

On February 5, 2010, the Company entered into an additional note payable with Mr. Leon Nowalsky, a current shareholder, for a total principal amount of $47,500, to assist with the acquisition of a credit card portfolio asset.  The note provides for interest to accrue at 6% per annum, payable in two years from inception of the note.  The note may be prepaid without penalty.  The outstanding principal balance at September 30, 2010 was $47,500.  Mr. Nowalsky currently owns approximately 10.1% of the Company’s outstanding common stock.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments of $180,000 on each anniversary date of the note with one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note. During August 2009, the Company executed an amendment to the Share Purchase Note whereby the scheduled principal payments of $180,000 due on August 22, 2009, was amended to require a $30,000 principal payment which was paid by the Company and interest only through August 22, 2011.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of September 30, 2010, the outstanding principal balance of the Share Purchase Note was $2,675,000.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, which we are currently making and continuing through February 28, 2011, at which time all remaining principal becomes due and payable.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the year ended December 31, 2009, the Company’s principal payments totaled $38,375 thereby reducing the outstanding principal balance of these notes to $357,425 as of December 31, 2009, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $104,000, which is classified as current.  During the nine months ended September 30, 2010, the Company obtained an additional $47,000 under the Sorrentino Note to assist with the acquisition of a portfolio asset of credit card accounts.  The Company also made at total of $69,075 of principal payments, and amortized $78,000 of prepaid interest during the nine months ended September 30, 2010.  Mr. Sorrentino currently owns approximately 22.7% of our outstanding common stock.

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

On March 17, 2009, the Company executed an Amendment to its Loan Agreement with Thermo Credit LLC under which the due date of the loan was extended until March 31, 2010, and the interest rate was increased by 3% APR.  In conjunction with the Amendment, the Company paid $69,158 in principal on March 17, 2009, and $20,000 per month thereafter through September 30, 2009, reducing the outstanding principal balance by December 31, 2009, to $1,930,000.  On March 31, 2010 the Company executed an Amendment to the Agreement further extending the due date of the loan until June 30, 2010.  On March 16, 2010, the Company paid $920,000 in principal which reduced the outstanding principal balance at March 31, 2010, to $1,010,000.  On June 30, 2010, the Company executed an additional Amendment to the Agreement which calls for continued monthly interest payments and extended the due date of the loan until December 31, 2010.

NOTE F — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2008, a total of 100,000 shares of non-qualified stock options were exercised in 2008.  During the nine months ended September 30, 2010, a total of 100,000 of the non-qualified options were exercised and 212,000 expired unexercised.  All of the exercised options were options previously granted in 2005 to the CFO.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.

NOTE G — SIGNIFICANT CONCENTRATIONS

Cash

At September 30, 2010, and December 31, 2009, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the nine months ended September 30, 2010, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

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

NOTE J — EARNINGS PER SHARE

The weighted average common shares outstanding amounted to 39,345,129, and 34,359,167, for the three months ended September 30, 2010 and 2009, respectively.  Weighted average common shares outstanding were 38,248,874 and 34,337,194, for the nine months ended September 30, 2010, and 2009, respectively.  Options to purchase 302,000 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding during the nine months ended September 30, 2010.  Options to purchase 259,500 shares at $.03 per share, and options to purchase 1,157,000 shares at $.05 per share were outstanding at September 30, 2009.  None of these options were included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

NOTE K — RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the September 30, 2010, financial statement presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

The Company is an electronic payments service provider with its principal offices located in Covington, Louisiana, that caters mostly to small and medium size businesses who handle significant volumes of electronic transactions as an integral part of their business.  Since 1998, we have provided electronic ACH (Automated Clearing House) payments via our internet-based, encrypted systems, to assist merchants in the collection of their sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits. We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a set fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

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

In addition, the Company offers additional services including credit and debit card services, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and with their addition it allows us to provide a more comprehensive line of services to our existing and prospective business customers.

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes include in this Form 10-Q, and in conjunction with our Form 10-K previously filed for the year ended December 31, 2009.

Three Months and Nine Months Ended September 30, 2010 compared to the Three Months and Nine Months Ended September 30, 2009

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

For the three months ended September 30, 2010, revenues were $758,224, compared to $652,118 for the three months ended September 30, 2009, representing an increase of $106,106, or approximately 16.3%.  This increase is mostly related to the increase in ACH services of $143,025, partially offset by the decrease in verification services of $29,789, together with the decrease in Credit Card Services of $7,131.  The increase in our ACH services business represents increases in the volume of business conducted by several of our existing customers.   The decrease in Credit Card Services and verification services relate to the decreases in our volume of business as a result of reductions in consumer activity associated with general economic conditions, together with voluntary reductions in pricing to some or our customers in order to maintain accounts.  We also discontinued servicing certain industries which, due to regulatory changes, were no longer engaged in internet based transactions and therefore no longer needed to utilize our verification services.

For the nine months ended September 30, 2010, revenues were $2,169,281, compared to $2,164,539 for the nine months ended September 30, 2009, representing an increase of $4,742, or approximately 0.1%.  This increase is mostly related to the increase in ACH services of $328,947, partially offset by decreases in verification services of $127,495 and credit card services of $196,710.  As previously stated, the increase in our ACH business represents increases in the volume of business conducted by several of our existing customers, while the decrease in credit card and verification services related to the decreases in our volume of business as a result of reduction in consumer activity associated with general economic conditions, together with voluntary reduction in pricing to some of our customers in order to maintain accounts.  We also discontinued servicing certain industries which, due to regulatory changes, have discontinued their internet based transactions and therefore no longer needed to utilize our verification services.

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

The following table presents the composition of cost of revenue for the three months ended September 30, 2010 and 2009:

Cost of Revenue:	Three Months Ended September 30, 2010	Percentage	Three Months Ended September 30, 2009	Percentage	Variance Dollars

ACH Services	$145,541	54.2%	$51,672	24.7%	$93,869

Verification Services	52	--%	8,141	3.9%	(8,089)

Credit Card Services	122,956	45.8%	147,497	71.4%	(24,541)

Total Cost of Revenue	$268,549	100.0%	$207,310	100.0%	$61,239

For the three months ended September 30, 2010, cost of revenues was $268,549, compared to $207,310 for the three months ended September 30, 2009, representing an increase of $61,239, or approximately 29.5%.  This increase is mostly attributable to the increase in our ACH services business resulting from increases in our volume of business with several of our existing customers, together with increases in costs associated with our credit card services business as we continue to utilize commissioned agents to this segment of our business.  These increases were partially offset by decreases in our cost of revenue associated with our verification services.

With respect to our verification services, cost of sales is down $8,089 for the three months ended September 30, 2010, compared to the same period in the prior year, as a result of the discontinuation of services provided to several significant verification service customers previously engaged in the online tobacco industry.  In conjunction with recent legislation, effective June 30, 2010, these customers have wound down their operations and discontinued the use of our age verification service.

For the three months ended September 30, 2010, our credit card services cost of revenue decreased by $24,541, mostly related to the increases in costs associated with maintaining existing accounts, as well as increases in our efforts to gain new accounts.  As a result of unfavorable economic conditions we have sometimes adjusted pricing on existing merchants in order to maintain the business.  This resulted in some accounts having a higher cost of revenue percentages than other accounts.  At the same time, we increased our support efforts with respect to our commissioned sales agents and have experienced improvements in the rate at which we have added new accounts compared to the three months ended September 30, 2009, but typically at lower margins than some of our established accounts.  As a result of the combination of factors described above, our credit card cost of revenues has not decreased in the same proportion to the changes in our credit card services revenue.

The increase in cost of revenues as a percentage of revenue reflects the effect of the increase in our ACH service revenue as previously described, partially offset by decreases in our cost of credit card services as a result of general economic conditions as previously described.

For the three months ended September 30, 2010, our gross profit was $489,675, compared to $444,808 for the three months ended September 30, 2009, representing an increase of $44,867, or approximately 10.1%.  Our gross profit stated as a percentage of revenues was 64.6% for the three months ended September 30, 2010, compared to 68.2% for the three months ended September 30, 2009.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2010 and 2009:

Cost of Revenue:	Nine Months Ended September 30, 2010	Percentage	Nine Months Ended September 30, 2009	Percentage	Variance Dollars

ACH Services	$322,519	44.2%	$151,349	24.1%	$171,170

Verification Services	10,957	1.5%	76,184	12.1%	(65,227)

Credit Card Services	396,086	54.3%	399,795	63.8%	(3,709)

Total Cost of Revenue	$729,562	100.0%	$627,328	100.0%	$102,234

For the nine months ended September 30, 2010, cost of revenues was $729,562, compared to $627,328 for the nine months ended September 30, 2009, representing an increase of $102,234, or approximately 16.3%.  This increase is mostly attributable to the increase in our ACH services business resulting from increases in our volume of business with several of our existing customers, together with increases in costs associated with our credit card services business.  These increases were partially offset by decreases in our cost of revenue associated with our verification services.

With respect to our verification services, cost of sales is down substantially for the nine months ended September 30, 2010, compared to the same period in the prior year, as a result of the discontinuation of services provided to several significant verification service customers previously engaged in the online tobacco industry.  In conjunction with recent legislation, effective June 30, 2010, these customers have wound down their operations and discontinued the use of our age verification service.

For the nine months ended September 30, 2010, our credit card services cost of revenue decreased by $3,709 in conjunction with decreases in our credit card services revenue.  During the nine months ended September 30, 2010, as we continued to experience unfavorable economic conditions and reduced consumer activity, we had to reduce pricing in some cases in order to maintain merchants and as a result our cost of revenues has not decreased in proportion to our credit card services revenue.

For the nine months ended September 30, 2010, our gross profit was $1,439,719, compared to $1,537,211 for the nine months ended September 30, 2009, representing a decrease of $97,492, or approximately 6.3%.  Our gross profit stated as a percentage of revenues was 66.4% for the nine months ended September 30, 2010, compared to 71.0% for the nine months ended September 30, 2009.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For the three months ended September 30, 2010, operating expenses were $290,804, compared to $277,905 for the three months ended September 30, 2009, representing an increase of $12,899 or approximately 4.6%.  The increases in operating costs related mostly to increases in personnel costs of $3,079, amortization expense of $17,640, and other expenses of $9,391, partially offset by decreases in travel expenses of $5,567, and commission and fees expenses of $11,644.

Increases in our personnel costs were related to certain severance costs associated with the transition of certain personnel.  Our amortization expense increased in conjunction with the acquisition of a portfolio of merchant accounts during the three months ended September 30, 2010, compared to the same period in the prior year.

The increases in other expenses of $9,391 represented increases in computer expenses of $1,497, employee search expenses of $1,700, insurance expenses of $6,999, donations of $500, lease expense of $450, office expenses of $290 and training expenses of $450, partially offset by decreases in dues and subscriptions of $221, and postage and freight expenses of $1,700.  The increases to our computer expenses related to improvements we made to our sales management systems as we implemented a new customer relations management system which assists both our sales agents and our managers in tracking new business as well as monitoring established accounts.  The increase in our employee search expenses and training expenses related to increases associated with obtaining new sales agents and preparing them for utilization of our credit card services.  Our insurance expense increased in conjunction with certain policy renewals associated mostly with our Gulfport, Mississippi processing center.  The increase in lease expenses also related to planned increases within our existing leases of our Gulfport processing center.  Office expenses related to the increase use of supplies at our Roswell, Georgia facility in conjunction with increased activity with commissions agents servicing credit card merchants.  We decreased our dues and subscriptions related to discontinuance of non-essential costs, and reduced our postage and freight costs by utilizing less costly methods of transferring files and other information within the Company.

For the nine months ended September 30, 2010, operating expenses were $888,437, compared to $855,148 for the nine months ended September 30, 2009, representing an increase of $33,289 or approximately 3.9%.  The increase in operating costs related mostly to increases in amortization expense of $47,040, personnel costs of $7,817, and other expenses of $11,619, partially offset by decreases in travel expenses of $20,732, and commissions and fees expenses of $12,455.

Our amortization expense increased in conjunction with the acquisition of a portfolio of merchant accounts during the nine months ended September 30, 2010.  Our personnel costs increased earlier in the year and were actually higher during the first calendar quarter than in the current quarter, related to transition of certain personnel whereby we incurred certain severance costs associated with this transition.  The increase in other expenses of $11,619 represented increases in leases expenses of $5,600, insurance expenses of $5,112, recruitment expenses of $4,575, dues and subscriptions of $1,822, telephone expenses of $1,732, and computer expenses of $1,089, partially offset by decreases in office expenses of $3,575, postage and freight of $3,587, and taxes and license expenses of $926.  The increase in lease expenses as well as insurance expenses related to planned increases associated with our Gulfport, Mississippi processing center, while the increases in recruitment, dues and subscriptions, telephone, and computer expenses related to increases in the support we provided to our commissioned sales agents and our efforts to obtain additional agents, as previously stated.  These increases in other operating expenses were partially offset by reductions in our office expenses, postage and freight, as well as other taxes and license fees as a result of our continued efforts to streamline our operations and remove duplicative costs between our operating facilities.

These increases in operating expenses were partially offset by decreases in travel expenses which reflected a reduced amount of travel compared to the prior year when we had recently completed the acquisition of NDS.  We also now place greater utilization on internet based training programs for our independent sales agents, which reduces the travel costs of our sales managers.  The decrease in commissions and fees expenses represent the reduction of certain fees associated with refinancing our credit facility with Thermo Credit during the prior year.

Selling, General, and Administrative Expenses

For the three months ended September 30, 2010, our selling, general, and administrative expenses were $145,733, compared to $172,937 for the three months ended September 30, 2009, representing a decrease of $27,204, or approximately 15.7%.  This decrease is mostly due to decreases in personnel costs of $3,940, legal and accounting of $17,313, and marketing expenses of $2,955, and other expenses of $2,996.  The decrease in personnel costs reflects outsourcing some of our computer maintenance function instead of maintaining staff for these duties.  The decrease in marketing expenses relate mostly to the continued elimination of certain duplicate or non-productive costs compared to the same period in 2009.  The decrease in legal and accounting expenses represents higher costs during the prior year related to our annual meeting and other legal services which did not occur in the first nine months of the current year.  The decrease in other expenses of $2,996 related mostly to decreases in business gifts compared to the same period in the prior year.

For the nine months ended September 30, 2010, our selling, general, and administrative expenses were $477,064, compared to $518,597 for the nine months ended September 30, 2009, representing a decrease of $41,533, or approximately 8.0%.  This decrease is mostly due to decreases in legal and accounting costs of $38,820, and marketing expenses of $7,875, and other expenses of $216, partially offset by increases in personnel costs of $5,378. The decrease in legal and accounting costs related to increased costs during the first quarter of 2009 related to our annual meeting and other legal services which did not occur in the first nine months of the current year.  The decrease in marketing expenses related to the elimination of certain duplicate or non-productive costs compared to the prior year.  The decrease in other expenses related mostly to fluctuations in SEC filing fees compared to the same period in the prior year.  The increase in personnel costs reflects additions made to our sales management team in conjunction with increasing our recruitment efforts for independent sales agents.

Results of Operations

We reported a net loss for the three months ended September 30, 2010, of $371,813 compared to $97,108 for the three months ended September 30, 2009, representing an increase of $274,705.  This increase in our net loss was mostly attributable to the valuation allowance we made during the current quarter for income taxes, partially offset by the increase in our ACH services revenue during the three months ended September 30, 2010, together with decreases in selling, general, and administrative expenses, as well reductions to our interest expense, partially offset by the increases in our operating expenses compared to the same period in the prior year.  Because we recognize significant amortization expenses related to our intangible assets and a portion of our interest expense related to our Sorrentino Note is non-cash, we reported a net loss for the three months ended September 30, 2010, but continued to produce net positive cash flow from our operations.

For the nine months ended September 30, 2010, we reported a net loss of $616,201 compared to $189,152 for the nine months ended September 30, 2009, representing an increase of $427,049.  This increase is mostly attributable to the valuation allowance we made during the current quarter for income taxes, together with the decrease in our credit card services revenue during the nine months ended September 30, 2010, and the increase in our amortization expense, partially offset by the reduction in interest expense as a result of eliminating approximately $900,000 of our note payable with Thermo Credit LLC beginning in March 2010, and our continued cost saving measures which have reduced some of our selling, general, and administrative expenses, compared to the same period in the prior year.  Because we now recognize significant amortization expenses related to our intangible assets and record non-cash interest expense related to our Sorrentino Note, we reported a net loss for the nine months ended September 30, 2010, but continued to produce net positive cash flow from our operations.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the nine months ended September 30, 2010, was $156,504, compared to $141,222 for the nine months ended September 30, 2009, or an increase of $15,282.  The increase in cash provided by operating activities is due mostly to the various adjustments made to our net loss of $616,201 necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For the nine months ended September 30, 2010, adjustments decreasing our net loss of $616,201 included depreciation and amortization of $477,720, the decrease in deferred tax asset of $240,785, the decrease in trade receivables of $38,797, the decrease in prepaid interest of $78,000, the increase in ACH settlements payable of $19,219, and the increase in customer deposits of $16,000, partially offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $2,300, and the decrease in ACH settlements payable of $60,297.

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

Net cash used in investing activities was $99,085 for the nine months ended September 30, 2010, and $20,237 for the nine months ended September 30, 2009.  During the nine moths ended September 30, 2010, we completed the purchase of an interest in a portfolio of merchant credit card processing accounts, and made modest improvements to some of our customer relations software systems.  During the nine months ended September 30, 2009, we made improvements to our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices, and received $61,818 as part of our escrow reimbursement associated with our Netcom NY asset portfolio purchase.

Net cash used in by financing activities was $21,634 for the nine months ended September 30, 2010, compared to $271,608 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $94,000 which helped facilitate the initial purchase price of the portfolio asset previously described.  We also repaid $1,017,229 in outstanding principal, comprised mostly of a reduction of $920,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $95,545 of outstanding notes payable with shareholders, and received $3,000 in proceeds from the exercise of employee stock options.  For the nine months ended September 30, 2009, several of our employees exercised stock options resulting in proceeds of $1,275.  Additionally, we made principal payments of $272,883 in conjunction with our credit facility with Thermo Credit, LLC, and our outstanding Sorrentino Note balance.

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

Recent General Economic Conditions

In light of the slowdown in the economy and challenges within the financial sector and credit markets it has become more difficult for many companies to evaluate their future operations.  Although we have been able to complete financing transactions which facilitated the acquisition of NDS on August 22, 2008, and the purchase of the portfolio asset on September 17, 2008, and completed a private placement in February 2010, we believe future financings may continue to be difficult until such time as general economic conditions improve.  At this time we have not experienced any material negative impact from recent economic conditions, but we believe it is reasonable to expect that our payment processing business, both for ACH and for credit card transactions could be negatively impacted by these conditions.  Accordingly, we believe that the following factors should be taken into consideration:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, or that have not been reported in a Form 8-K.

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

UNITED ESYSTEMS, INC.

Date: November 22, 2010	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)