Form 10-K
period 2010-12-31
United eSystems, Inc.
filed 2011-04-15
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2011
Common Stock, $.001 par value	39,333,879 shares

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

In addition to our ACH services, the Company, through its two acquisitions described below, now offers credit and debit card processing, real-time account verification, and identity verification services.  Such services are complimentary to our ACH payment services and allow us to provide a more comprehensive line of services to our existing and prospective business customers.

Our ACH subsidiary was originally formed and began operations in 1998 under the laws of Louisiana.  We were originally incorporated under the laws of the state of Nevada in 2001.  Our principal executive offices are located at 2150 North Highway 190, Covington, Louisiana 70433, and our telephone number is (985) 590-5396.  Our wholly owned subsidiary, United Check Services, LLC, through which we conduct all of our ACH business operations, is a Louisiana limited liability company formed in 1998 and operates from our processing center located at 15431 O’Neal Road, Gulfport, Mississippi.  Our wholly owned subsidiary, Netcom Data Southern Corp., a Georgia corporation, is located at 980 Canton Street, Roswell, Georgia 30076, serves as our sales and marketing office and conducts our credit card merchant processing business, and its telephone number is (770) 649-1225.

Acquisition of Netcom Data Southern Corp.

On August 22, 2008, we entered into a Stock Purchase Agreement with Netcom Data Southern Corp., pursuant to which we acquired all of the common stock of NDS, a credit card merchant processing business.  We acquired NDS as a means of diversifying our electronic payments business and creating a dedicated sales staff.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  For 2010, the Company derived approximately 44% of its gross revenue from its ACH payments business and approximately 56% from its credit card merchant processing services.  NDS’ revenue is derived through contracts it has with several sponsor banks in the United States.  NDS is able to establish wholesale pricing with these banks in exchange for obtaining merchant customers that process credit card transactions through the sponsor bank.  NDS receives a portion of the fees charged on the merchant accounts for the life of the accounts.  In addition to obtaining merchant customers, NDS provides certain customer service functions in accordance with it contractual relationships with its sponsor banks.  NDS also provides a variety of electronic verification services which include identity and age verification.  We believe that the acquisition of NDS provides the opportunity to improve our operating results and the possibility of creating future value by expanding our line of payments services and by providing us with a dedicated sales staff for marketing all of our payment services.

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

Portfolio Asset Purchases

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

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $64,680 of amortization expense for the year ended December 31, 2010.

On November 5, 2010, the Company entered into a purchase agreement whereby it acquired all of the rights to residual commissions related to a portfolio of accounts from Equicel Incorporated, one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $27,683 at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized $2,768 of amortization expense for the year ended December 31, 2010.

On November 24, 2010, the Company entered into a purchase agreement whereby it acquired 90% of the rights to residual commissions related to a portfolio of accounts from Elite Merchant Services, Inc., one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $19,325 in cash at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized $1,933 of amortization expense for the year ended December 31, 2010.

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

Customers

For the year ended December 31, 2010, there was one customer that amounted to more than 10% of our total revenues.  This customer was Insight Marketing LLC which amounted to approximately 14.9% of our 2010 revenues.

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

Employees

We currently have eleven full-time employees and utilize two technical support teams which are outsourced.  Two of our employees are located at our corporate headquarters, four of our employees are located at our ACH processing center in Gulfport, Mississippi, with five employees located at our NDS offices in Roswell, Georgia.  We utilize one outsourced technical support team located in Gulfport, Mississippi to service our Louisiana and Gulfport, Mississippi operations.  Our NDS office is supported by one outsourced technical support team, which also assist with the maintenance of our remote-hosted servers nearby in Atlanta, Georgia.  None of our employees nor the employees or any of our outsourced technical support teams are represented by labor unions.  We believe we have good relations with all our employees, sales representatives, and technical support team members.

Mr. Walter Reid Green, Jr. serves as our Chief Executive Officer and Chief Financial Officer.  At this time, Mr. Green works full-time from our office in Covington, Louisiana.  The staff in Gulfport, Mississippi are responsible for our ACH business and assist with our corporate administrative functions such as accounting, bill payment, and cash management for all of our operating companies.

The majority of our selling activities are conducted through our sales office (NDS) in Roswell, Georgia.  The staff at this location provide lead generation, national advertising, customer support for our credit card services business, and sales agent support for all of services.  Mr. William Plummer, one of our directors, assists in the management of these operations.

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

To date a significant portion of our ACH services business has been concentrated with customers engaged in various internet based businesses.  As a result, any significant adverse events or conditions affecting these businesses or industries would have a material adverse effect on our business.  We also conduct a significant portion of our business with a limited number of significant customers.  The loss of any one of our significant customers could have a material adverse effect on our business.  See also Management’s Discussion and Analysis section of this report for more information regarding our significant customers.

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

Our ACH operations offices are located in Gulfport, Mississippi at 15431 O’Neal Road, Gulfport, Mississippi, 59503.  We lease approximately 2,400 square feet of office space pursuant to a three year lease that expires November 1, 2013.  Lease payments are approximately $2,350 per month.

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

Holders

As of April 12, 2011, we had approximately 60 beneficial owners of record of our common stock.

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

Recent Sales of Unregistered Securities

On March 30, 2010, we issued 100,000 shares of common stock to our chief executive officer pursuant to his exercise of stock options at $.03 per share, which were set to expire on March 30, 2010.  The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  No commission or remuneration was paid, directly or indirectly, in connection with the transaction.

Other than disclosed above, during the year ended December 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

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

Our revenue for the year ended December 31, 2010, was $2,724,137 compared to $2,730,068 for the year ended December 31, 2009.  The decrease of $5,931, or 0.2% is mostly related to the increase in ACH services of $343,712, partially offset by decreases in verification services of $147,116 and credit card services of $202,527.  The composition of our revenue is provided as follows:

Revenue:	2010 Dollars	%	2009 Dollars	%	Variance Dollars

ACH Processing	$1,157,173	42.5%	$813,461	29.8%	$343,712
Verification Services	$33,324	1.2%	$180,440	6.6%	$(147,116)
Credit Card Services	$1,533,640	56.3%	$1,736,167	63.6%	$(202,527)
Total Revenue	$2,724,137	100.0%	$2,730,068	100.0%	$(5,931)

The increase in our ACH business represents increases in the volume of business conducted by several of our existing customers, while the decrease in credit card and verification services is related to the decreases in our volume of business as a result of reduction in consumer activity associated with general economic conditions, together with voluntary reductions in pricing to some of our customers in order to maintain these accounts.  We also discontinued servicing certain industries which, due to regulatory changes, have discontinued their internet based transactions and therefore no longer needed to utilize our verification services.  Accordingly, this negatively impacted our verification service revenue for 2010 compared to 2009.

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

Our cost of revenue for the year ended December 31, 2010 was $955,318, or 35.1% of revenues, compared to $886,694, or 32.5% of revenues, for the year ended December 31, 2009, representing an increase of $68,624 for 2010 compared to 2009.  The following table presents the composition of cost of revenue in 2010 and 2009:

Cost of Revenue:	2010	%	2009	%	Variance Dollars

ACH Services	$392,847	41.1%	$207,792	23.4%	$185,055
Verification Services	40,843	4.3%	126,251	14.2%	(85,408)
Credit Card Services	521,628	54.6%	552,651	62.4%	(31,023)
Total Cost of Revenue	$955,318	100.0%	$886,694	100.0%	$68,624

The increase in our cost of revenues for 2010 compared to 2009 is mostly attributable to the increase in our ACH services business of $185,055 resulting from increases in our volume of business with several of our existing customers, partially offset by decreases in our cost of revenue related to verification services, together with decreases in costs associated with our credit card services business.

With respect to our verification services, cost of revenue for 2010 was down by $85,408 compared to 2009 as a result of the discontinuation of services provided to several significant verification service customers previously engaged in the online tobacco industry.  In conjunction with recent legislation, effective June 30, 2010, these customers have wound down their operations and discontinued the use of our age verification service.

For 2010, our credit card services cost of revenue decreased by $31,023 in conjunction with decreases in our credit card services revenue.  During 2010, as we continued to experience unfavorable economic conditions and reduced consumer activity, we had to reduce pricing in some cases in order to maintain existing merchants and as a result our cost of revenues has not decreased in proportion to our credit card services revenue.

Our gross profit for 2010 was $1,768,819, or 64.9% of revenues, as compared to $1,843,374, or 67.5% of revenues, for 2009.  The decrease in gross profits of $74,555 is mostly attributable to the decrease in verification fee revenue and the reduction of credit card services revenue during 2010 compared to 2009, as previously described.

We expect that going forward our revenues will begin to increase while gross profit margins will tend to either remain constant or decrease slightly.  Over the past several years we have seen a continued reduction in prevailing unit prices for credit card services, due to prevailing economic conditions and competition.  At this time, we believe that most of the adverse effects related to economic conditions has occurred and that the volume of business conducted by our existing merchants has begun to stabilize.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For 2010, operating expenses were $1,188,537, compared to $1,124,980 for 2009, representing an increase of $63,557 or approximately 5.6%.  The increase in operating costs related to increases in amortization expense of $69,381, personnel costs of $18,220, and other expenses of $10,553, partially offset by decreases in travel expenses of $25,362, and commissions and fees expenses of $9,235.

Our amortization expense increased in conjunction with the acquisition of additional portfolios of merchant accounts during 2010 compared to 2009.  Our personnel costs increased earlier in the year and were actually higher during the first half of 2010 than in the second half of the year, related to transition of certain personnel whereby we incurred certain severance costs associated with this transition.  The increase in other expenses of $10,553 represented increases in leases expenses of $5,750, insurance expenses of $7,871, recruitment expenses of $5,858, dues and subscriptions of $1,912, telephone expenses of $1,599, and computer expenses of $1,974, partially offset by decreases in office expenses of $9,276, postage and freight of $5,713, business gifts of $2,274, and taxes and license expenses of $1,452.  The increase in lease expenses as well as insurance expenses related to planned increases associated with our Gulfport, Mississippi processing center, while the increases in recruitment, dues and subscriptions, telephone, and computer expenses related to increases in the support we provided to our commissioned sales agents and our efforts to obtain additional agents.  These increases in other operating expenses were partially offset by reductions in our office expenses, postage and freight, and business gifts, as well as other taxes and license fees as a result of our continued efforts to streamline our operations and remove duplicative costs between our operating facilities.

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

General and Administrative

For 2010, our selling, general, and administrative expenses were $657,645, compared to $695,520 for 2009, representing a decrease of $37,875, or approximately 5.4%.  This decrease is mostly due to decreases in legal and accounting costs of $30,713, marketing expenses of $12,283, and other expenses of $11,013, partially offset by increases in personnel costs of $16,134.  The decrease in legal and accounting costs related to increased costs during the first quarter of 2009 related to our annual meeting and other legal services which did not occur during 2010.  The decrease in marketing expenses related to the elimination of certain duplicate or non-productive costs compared to the prior year.  The decrease in other expenses related mostly to fluctuations in SEC filing fees compared to the same period in the prior year.  The increase in personnel costs reflects additions made to our sales management team in conjunction with increasing our recruitment efforts for independent sales agents.

Other Income and Expense

For 2010, interest income was $485 compared to $2,429 for 2009.  During 2009 we held larger balances of temporarily idle funds in money market accounts which earned more interest income than during the current year.

Interest expense was $588,672 for 2010, compared to $647,999 for 2009, representing a decrease of $59,327, or approximately 9.2%.  The decrease in interest expense represents the effect of our reduction in notes payable to Thermo Credit, LLC following the completion of our equity offering in the first half of 2010.

Provision for income taxes

For 2010, we reported income tax expense of $293,216, compared to a tax benefit of $221,709 for 2009.  Due to prevailing economic conditions it became uncertain whether the Company would be able to utilize the tax benefits accrued during prior year 2009 within the next twelve months.  Accordingly, we reduced our previously accrued tax benefit which resulted in the recognition of tax expense in 2010, although we reported a net loss before income taxes for 2010.  Currently we report and pay our income taxes as a corporation.  Our wholly owned subsidiary, United, is a limited liability company, and because it is owned solely by the Company, it is considered a single member limited liability company, and under Internal Revenue Service regulations, is disregarded as a separate entity for income tax purposes.  NDS is an S Corporation and as a result all of its business activity is also reported with the federal tax return of United eSystems, Inc. the parent company of both United and NDS.

Results of Operations

For calendar year 2010, we reported a net loss of $958,766 compared to $400,987 for the year ended December 31, 2009, representing an increase of $557,779.  This increase is mostly attributable to the effect of valuation allowance we made during 2010 for income taxes of $293,216, combined with the tax benefit of $221,709 for 2009, representing a difference of $514,925 between our 2010 and 2009 net loss.  Our net loss for 2010 compared to 2009 was also increased by the net reduction of $74,555 in our gross margins related to the decrease in our credit card and verification services, partially offset by improvements in our gross margins related to ACH services.  We also recorded increases in our operating costs of $63,557, which was mostly attributable to increases in our amortization expense as a result of continued acquisitions of small portfolios of credit card merchant accounts.  We reduced our net loss for 2010 compared to 2009 as a result of decreases of $37,875 in our selling, general and administrative expenses mostly by reductions in legal expenses, and reduced our interest expense by $59,327 as a result of eliminating approximately $900,000 of our note payable with Thermo Credit LLC beginning in March 2010.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for 2010 was $73,270, compared to $23,233 for 2009, or an increase of $50,037.  The increase in cash provided by operating activities is due mostly to the various adjustments made to our net loss of $958,766 necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For 2010, adjustments decreasing our net loss of $958,766 included depreciation and amortization of $636,778, the decrease in deferred tax asset of $275,066, the decrease in trade receivables of $26,183, the decrease in prepaid interest of $104,000, the increase in ACH settlements payable of $120,969, and the increase in customer deposits of $14,000, partially offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $1,293, and the decrease in accounts payable and accrued liabilities of $8,693.

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

Net cash used in investing activities was $122,247 for 2010, and net cash provided by investing activities was $140,094 for 2009.  During 2010, we utilized cash of $141,088 in conjunction with the purchase of various portfolios of merchant credit card processing accounts, and made modest improvements to some of our customer relations software systems.  For 2009, our acquisition of property plant and equipment of $24,789 related mostly to improvements in our telecommunications systems in order to create efficiencies between our Gulfport, Mississippi and Roswell, Georgia offices.  During 2009, we received $186,818 as part of our escrow reimbursement associated with our Netcom NY asset portfolio purchase, and utilized $21,935 in conjunction with increases in deposits and other capitalized items.

Net cash used in financing activities was $41,505 for 2010, compared to $301,958 for 2009.  During 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $661,000 which helped facilitate the initial purchase price of the portfolio asset previously described and the reduction of our notes payable with Thermo Credit

LLC.  We also repaid $1,604,100 in outstanding principal, comprised mostly of a reduction of $1,430,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $83,254 of outstanding notes payable with shareholders, and received $3,000 in proceeds from the exercise of employee stock options.  For 2009, several of our employees exercised stock options resulting in proceeds of $1,275.  Additionally, we made principal payments of $303,233 in conjunction with our credit facility with Thermo Credit, LLC, and our outstanding Sorrentino Note balance.

On February 28, 2010, we completed a private placement of 5,072,500 shares of our common stock, at $.20 per share, to a limited number of investors, generating gross proceeds of $1,014,500.  The offer and sale was conducted on behalf of the company by a FINRA-licensed broker-dealer who served as placement agent in the offering and received a sales commission equal to 7% of the gross proceeds of the offering, or $71,015, and a financial advisory/management fee equal to 2% of the gross proceeds of the offering, or $20,290.  We also had accrued offering costs of $24,600.  As a result of the transaction we received net proceeds of $898,595, which were utilized as described above.

As described in Note G of our audited financial statements, we refinanced our notes payable with Thermo Credit in conjunction with a reduction of $510,000 in the outstanding principal balance, thereby reducing the outstanding principal balance to $500,000 at December 31, 2010, and obtained a reduction in our interest rate of approximately 2% per annum on the outstanding balance.

As described in Note G of our audited financial statements, we obtained proceeds of $500,000 in conjunction with a loan made with one of our existing shareholders, Mr. Robert Sorrentino, which was used to reduce our outstanding principal balance with Thermo Credit, LLC, as described above.  Our financing with Mr. Sorrentino represents a reduction of approximately 6% per annum compared to the interest rates we paid under the original terms of our Thermo Credit notes payable.

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

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition.  During 2010, we acquired several portfolios of merchant credit card processing accounts, as means of increasing our volume of business.  Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.

On February 28, 2011, we filed on Schedule 14C, our Definitive Information Statement, regarding the amendment to our Articles of Incorporation to affect a 1-for-10 reverse stock split of our common stock, and to authorize the creation of 10,000,000 shares of preferred stock.  Our certificate of amendment was filed and effective on March 22, 2011.

On March 15, 2011, we reported on Form 8-K, that we had entered into a non-binding letter of intent to acquire substantially all of the assets of Unified Processing LLC, a payment services company that provides Automated Clearing House (ACH) and other types of payment processing services.  The Letter of Intent contemplates that the purchase price would include up to $1,500,000 cash plus common stock representing approximately 34% of the Company.

As disclosed in Note K of our audited financial statements included in this report, for the year ended December 31, 2010 and 2009, we had one customer in 2010, and no customers in 2009, that accounted for 10% or more of our total revenues.  This customer was Insite Marketing LLC, which amounted to approximately 14.9% of our revenues for 2010.

Recent General Economic Conditions

In light of the recent slowdown in the economy and challenges within the financial sector and credit markets it has become more difficult for many companies to evaluate their future operations.  Although we were able to complete our $1 million private equity offering in February 2010, and refinance our existing credit obligations in December 2010, access to financing has been difficult and we believe that access to future financing may remain difficult or become more difficult until such time as general economic conditions improve.  At this time we have not experienced any material negative impact from recent economic conditions, but we believe it is reasonable to expect that our payment processing business, both for ACH and for credit card transactions could be negatively impacted by these conditions.  Accordingly, we believe that the following factors should be taken into consideration:

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key employees, and certain information about them, including their ages as of April 12, 2011, are as follows:

Name	Age	Position	Director Since

Walter Reid Green, Jr.	52	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary and a Director	2005
William R. Plummer	66	Sales Development Manager and a Director	2008
Monica B. Haab	44	Director	2005

The following is a brief description of the principal occupation and recent experience of each of our executive officers, directors and key employees:

Walter Reid Green, Jr., age 52, has over twenty years of experience within accounting, management, and finance.  Mr. Green’s experience from 1983 through 1993 includes approximately five years in public accounting, four years in federal and state tax auditing, and five years in private industry as a tax specialist for The Louisiana Land and Exploration Company, a multi-national Fortune 500 company subsequently acquired by Burlington Industries.  In January 1993, Mr. Green became Treasurer and Chief Financial Officer and a director of Pacesetter Ostrich Farm, Inc., a publicly traded company listed on NASDAQ.  In 1998, Pacesetter completed a name change to PrimeLink Systems, Inc. and became a telecommunications service provider, specializing in the installation of underground fiber optic systems.  In July 2002, Mr. Green became the Comptroller for Longue Vue House and Gardens Corporation, an accredited museum with approximately 40 employees located in New Orleans, Louisiana.  In March 2003, Mr. Green began his association with United, focusing initially on United’s search for a public company vehicle and ultimately on the completion of its merger with Riverbend Telecom, Inc., and subsequent name change to United eSystems, Inc., to become a publicly traded company.  Mr. Green received a Bachelor of Science degree in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University.  He successfully completed the uniform Certified Public Accountant examination in August 1986.  Mr. Green’s experience and understanding of our business gained through his role as our Chief Executive Officer and Chief Financial Officer, as well as his prior experience as an executive officer of a public company, qualifies him to serve as a member of our Board of Directors.

William R. Plummer, age 66, is the former majority owner and President of Netcom Data Southern Corp., the Company’s sales and marketing subsidiary, acquired August 22, 2008, and brings to the Company in excess of thirty years of sales and marketing management experience.  Mr. Plummer is considered a key employee of the Company but is not an executive officer.  Mr. Plummer was formerly a national sales manager for GAF Corporation and Jason Empire during the 1970’s, and then managed sales and marketing for a catalog showroom merchandiser from 1977 through 1984.  He became self-employed as an independent sales organization (ISO) under the name Bill Plummer and Associates until 1987 when he developed Netcom Data Southern Corp. as an ISO specializing in merchant payment services, focusing on a combination of medium-sized merchants and national accounts.  Since 1987 and through the acquisition on August 22, 2008, Mr. Plummer has devoted the majority of his business time to the affairs of Netcom Data Southern Corp., and currently serves as Director of Sales of Marketing for the Company, overseeing the management of all the various payment services offered by the Company, including ACH payment services, merchant processing services, and certain other electronic verification services offered by the Company.  Mr. Plummer is also currently involved in the development of new products and sales markets for the Company.  Mr. Plummer’s experience in sales and marketing management and knowledge of the industry in which we operate, including ACH payment services, merchant processing services and other electronic verification services, qualifies him to serve as a member of our Board of Directors.

Monica B. Haab, age 44, has served as a director since May 25, 2005.  Since 1991, Mrs. Haab has worked as an attorney with the law firm of Nowalsky, Bronston & Gothard, APLLC, who provides legal services for the telecommunications industry.  She specializes in legal services for long distance and local exchange telecommunications service providers, related to state regulatory agencies as well as the Federal Communications Commission.  She obtained a Bachelor of Science degree in Marketing from Nichols State University in Thibodaux, Louisiana and a Juris Doctorate from Loyola University.  Ms. Haab’s independence and experience, including her experience working as an attorney with public companies and regulatory agencies, qualifies her to serve as a member of our Board of Directors.

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

Meetings of the Board of Directors

During the fiscal year ended December 31, 2010, the Company’s Board held no meetings but took various actions by unanimous written consent.

Directors of the Company are encouraged to attend annual meetings of stockholders either in person or via conference call.  The Company did not hold an annual meeting during 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended December 31, 2010, all filings under Section 16(a) were made on a timely basis, except as follows: (1) Walter Reid Green, Jr. filed a late Form 4 reporting the exercise of stock options and the grant of restricted stock; and (2) Leon Nowalsky filed a late Form 4 reporting the acquisition of common stock both directly and indirectly.

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

Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the named executive officers.  The “named executive officers” are our Chief Executive Officer and the two other most highly compensated executive officers serving as such as of December 31, 2010, determined based on the individual’s total compensation for the year ended December 31, 2010, as reported in the table below.  During 2010, the individual set forth in the table below was our only executive officer.  The table does not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees, such as group health insurance, dental insurance, professional memberships and dues, vacation and sick leave. In addition, we make available benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance.  The aggregate value of such benefits in the case of each executive officer listed in the table below, which cannot be precisely ascertained but which is less than $10,000 for each such executive officer, is not included.

Salary Compensation
Name and Principal Position(1)	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards		Options Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation Compensation ($)(3)		Total ($)

Walter Reid Green, Jr. Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary	2010 2009	$ $	100,000 100,000	$ $	3,500 1,500	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	103,500 101,500
____________________
(1)	During the fiscal year ended December 31, 2010, we only had one executive officer, Mr. Green.
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

Outstanding Equity Awards At Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2010.

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

The table below provides information with respect to compensation paid to the Company’s non-employee directors during fiscal 2010:

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

(2)
Ms. Haab is our only non-employee director.  As of December 31, 2010, Ms. Haab had no options or stock awards outstanding.  As disclosed in the beneficial ownership table elsewhere in this annual report, Ms. Haab is the beneficial owner of 239,198 shares of our common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information regarding the beneficial ownership of the common stock of the Company as of March 21, 2011, for (i) each person known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each officer named in the summary compensation table in this report, (iii) each of the Company’s directors, and (iv) all directors and executive officers as a group. Applicable percentage ownership in the following table is based on 39,333,879 shares of common stock outstanding as of March 21, 2011.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities beneficially owned that are exercisable within sixty days of March 21, 2011, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Shares Beneficially Owned		Percentage of Class

Beneficial Owners of More than 5%:
American Timeshare Associates, Inc. 82 Roslyn Avenue Sea Cliff, New York 11579	2,644,616	(1)	6.7%

Ron Katz 82 Roslyn Avenue Sea Cliff, New York 11579	2,788,462	(2)	7.1%

Leon Nowalsky 826 Barracks Street New Orleans, Louisiana 70116	3,991,500	(3)	10.1%

Paul J. Shovlain P.O. Box 15855 Tallahassee, Florida 32317	6,891,750		17.5%

Robert J. Sorrentino 3811 Hollow Crossing Drive Orlando, Florida 32817	8,935,058		22.7%

Directors and Named Executive Officers:
Walter Reid Green, Jr. 15431 O’Neal Gulfport, Mississippi 39503	1,112,500	(4)	2.8%

Monica B. Haab 15431 O’Neal Gulfport, Mississippi 39503	239,198		0.6%

Name and Address	Shares Beneficially Owned	Percentage of Class

William R. Plummer 15431 O’Neal Gulfport, Mississippi 39503	6,396,000	(5)	16.3%

All officers and directors as a group (3 persons)	7,747,698		19.3%
_____________________
(1)	Ron Katz is the president and sole shareholder of American Timeshare Associates, Inc. and has sole voting and dispositive power over the shares held by American Timeshare Associates, Inc.
(2)
Includes the 2,644,616 shares held by American Timeshare Associates, Inc. as set forth in this table and 143,846 shares held by Net Com Data Corp. of N.Y.  Mr. Katz is the president and sole shareholder of both entities and may be deemed to be the beneficial owner of all shares owned by those entities.

(3)
Mr. Nowalsky is the direct owner of 3,791,500 shares of common stock and exercises the sole power to direct the voting or disposition of these shares. In addition, he is the indirect owner of 125,000 shares of common stock, owned by his wife and 75,000 shares of common stock owned by Riverbend Holdings, Inc., of which he serves as an officer, director and significant shareholder.

(4)	Includes 897,500 shares which Mr. Green has the right to acquire pursuant to the exercise options with an exercise price of $.05 per share.
(5)	Includes 3,198,000 shares owned by Mr. Plummer’s spouse, Beverly Plummer.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,157,000	$.05	718,000

Equity compensation plans not approved by security holders	-	-	-

Total	1,157,000	$.05	718,000
____________________
(1)	Includes our 2008 Incentive Stock Plan which was approved by stockholders at our annual meeting on January 15, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions during 2010 and through the date of this annual report, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first twelve months and 9.5% for the following twenty-four months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments of $180,000 on each anniversary date of the note with one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note. During August 2009, the Company executed an amendment to the Share Purchase Note whereby the scheduled principal payment of $180,000 due on August 22, 2009, was amended to require a $30,000 principal payment which was paid by the Company.  As of December 31, 2010, the outstanding principal balance of the Share Purchase Note was $2,675,000.

On April 8, 2011, the Company completed a second Amendment to the Share Purchase Note whereby the due date of the outstanding principal note was extended until August 23, 2014, in exchange for 130,000 shares of the Company’s restricted common stock, the interest rate was adjusted from 9.5% to 10.6%, and the outstanding principal balance was reduced by $240,000 in exchange for 120,000 additional shares of restricted common stock.  As a result, the Company will continue to make regular monthly payments of interest only, which will amount to approximately $21,509.  Under the previous terms it made monthly payments of approximately $21,177.

Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and receives a majority of the payments on the Share Purchase Note.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time the note is considered due on demand, and the Company continues to make its minimum payments of $7,675.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the year ended December 31, 2010, the Company drew $47,000 of additional principal and made principal payments totaling $92,100 thereby reducing the outstanding principal balance of these notes to $312,325 as of December 31, 2010, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $20,000, which is classified as current.

On December 28, 2010, the Company entered into an additional loan agreement with Mr. Sorrentino in the amount of $500,000 for the purpose of reducing its existing note payable with Thermo Credit, LLC.  The terms of the note provide that the Company will make monthly principal payment, commencing January 29, 2011, of $13,889, together with accrued interest at the greater of 12% per annum, or the 30-day LIBOR rate as published in the Wall Street Journal, plus 1,075 basis points, for a period of 36 months.

As of March 21, 2011, Mr. Sorrentino was the beneficial owner of approximately 22.7% of our outstanding common stock.

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

On December 29, 2010, the Company entered into an amendment to its existing Note with Thermo Credit, LLC whereby, in conjunction with a principal payment of $510,000 made at closing, it amended the terms of the Note such that its remaining outstanding principal balance of $500,000 is repaid in monthly installments of $17,579, at 16% per annum, over a period of 36 months.

Mr. Leon Nowalsky and Mr. Robert Sorrentino who own approximately 10.1% and 22.7% of our outstanding common stock, respectively, as of March 21, 2011, serve on the board of directors of Thermo Credit, LLC.

Other Stockholder Notes

During September 2008, the Company entered into two notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  As of December 31, 2010, there was an outstanding balance on one of these notes, in the amount of $17,500, which was extended for an additional two years, such that the entire remaining principal balance will be due and payable September 8, 2012.  Neither of the shareholders own in excess of 5% of the Company’s outstanding common stock.

On July 31, 2010, the Company entered into a note payable with Mr. Leon Nowalsky, who owns approximately 10.1% of the Company’s outstanding common stock as of March 21, 2011, for a total principal amount of $77,000.  The note provides for interest only payments at a rate of 7% per annum monthly thereafter, with the entire principal balance due and payable two years from inception of the note.  During 2010, as a short-term means to assist with some of our purchases of merchant portfolios, Mr. Nowalsky also advanced additional funds to the Company in the amount of $7,500, for which there were no notes payable or interest specified, and which as of this date have been repaid by the Company.  Therefore, at December 31, 2010, the outstanding balance due Mr. Nowalsky was $84,500 at December 31, 2010.

Legal Services

The Company obtained legal services from a law firm in which Monica Haab, a director, works as an attorney and Leon Nowalsky, a beneficial holder of approximately 10.1% of our outstanding common stock, serves as a partner.  The total amount paid to this firm during 2010 totaled $11,113.

Director Independence

The Board of Directors has determined that Ms. Haab qualifies as an independent director as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by Laporte, Sehrt, Romig and Hand, for the calendar years 2010 and 2009, respectively:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$42,142	$46,375
Audit-Related fees	-	-
Tax Fees	6,431	-
All Other Fees	430	-
Total Fees	$49,003	$46,375
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

(3)	Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed April 23, 2002).
3.2	First Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Form 10-KSB filed on April 15, 2005).
3.3	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.4 to our Form 10-QSB filed on August 12, 2005).
3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A to our Definitive Information Statement on Schedule 14C filed on February 28, 2011).
3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed April 23, 2002).
3.6	First Amended Bylaws of United eSystems, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 14, 2008).
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
10.21
Third Amendment to Agreement, dated March 31, 2010, to the Thermo Credit, LLC Loan, Pledge, and Security Agreement and related Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 19, 2010).

10.22
Fourth Amendment to Agreement, dated June 30, 2010, to the Thermo Credit, LLC Loan, Pledge, and Security Agreement and related Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 2, 2010).

10.23
Fifth Amendment to Agreement, dated December 31, 2010, to the Thermo Credit, LLC Loan, Pledge, and Security Agreement and related Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2010).

10.24	Loan and Security Agreement between United eSystems, Inc. and Robert J. Sorrentino, dated December 28, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 29, 2010).
10.25	Robert J. Sorrentino Promissory Note dated December 29, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 29, 2010).
10.26	Amendment Agreement dated April 8, 2011, to Unsecured Promissory Note between the Company and William R. Plummer (incorporated by reference by Exhibit 10.1 to our Form 8-K filed on April 13, 2011).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Form 10-KSB filed on April 14, 2004).
21.1	List of Subsidiaries of United eSystems (incorporated by reference to Exhibit 21.1 to our Form 10-K filed on March 31, 2009).
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________
*    Filed Herewith
+    Management contracts and compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: April 15, 2011	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter Reid Green, Jr.	Chief Executive Officer, Chief Financial Officer	April 15, 2011
Walter Reid Green, Jr.	and Director

/s/ William R. Plummer	Director	April 15, 2011
William R. Plummer

/s/ Monica B. Haab	Director	April 15, 2011
Monica B. Haab

UNITED ESYSTEMS, INC. AND SUBSIDARY

INDEX TO FINANCIAL STATEMENTS

Page No.
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-21

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of United eSystems, Inc. (the Company) and its wholly-owned subsidiaries, United Check Services, L.L.C. and Netcom Data Southern Corp., as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United eSystems, Inc. and its wholly-owned subsidiaries, United Check Services, L.L.C. and Netcom Data Southern Corp., as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Metairie, Louisiana
April 14, 2011

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

CURRENT ASSETS
Cash and Cash Equivalents	$137,732	$228,213
Restricted Cash	406,594	271,624
Trade Receivables, net	66,838	93,021
Deferred Tax Asset, current	--	206,338
Prepaid Interest	20,000	104,000
Prepaid Expenses	11,877	30,584

Total Current Assets	643,041	933,780

PROPERTY AND EQUIPMENT, NET	26,369	52,400

OTHER ASSETS
Intangible Assets, net	4,465,934	4,932,499
Deferred Tax Asset, Non-current	-	65,678
Other	63,315	85,250

Total Assets	$5,198,659	$6,069,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$378,988	$258,019
Current Portion Long-Term Debt	867,484	2,422,100
Accounts Payable and Accrued Liabilities	54,325	63,022
Customers’ Deposits	27,605	13,605

Total Current Liabilities	1,328,402	2,756,746

LONG TERM LIABILITIES
Notes Payable	3,221,841	2,610,325
Deferred Tax Liabilities, Non-current	3,051	-

Total Liabilities	4,553,294	5,367,071

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 39,445,129 and 34,272,629 shares Issued and Outstanding at December 31, 2010 and 2009	39,445	34,272
Additional Paid-In Capital	1,743,761	847,339
Retained Earnings	(1,137,841)	(179,075)

Total Stockholders' Equity	645,365	702,536

Total Liabilities and Stockholders' Equity	$5,198,659	$6,069,607

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

REVENUES
ACH Processing Services	$1,157,173	$813,461
Verification Services	33,324	180,440
Credit Card Services	1,533,640	1,736,167
Total Revenues	2,724,137	2,730,068

COST OF REVENUES	955,318	886,694
Gross Profit	1,768,819	1,843,374

EXPENSES
Operating Expenses
Personnel Costs	157,385	139,165
Travel	46,780	72,142
Amortization	607,653	538,272
Commissions and fees expense	141,904	151,139
Other	234,815	224,262

Total Operating Expenses	1,188,537	1,124,980

Selling, General and Administrative Expenses
Personnel Costs	528,841	512,707
Legal and Accounting	92,959	123,672
Marketing	24,170	36,453
Other	11,675	22,688
Total Selling, General and Administrative Expenses	657,645	695,520

Total Expenses	1,846,182	1,820,500

(LOSS) INCOME FROM OPERATIONS	(77,363)	22,874

OTHER INCOME (EXPENSE)
Interest Income	485	2,429
Interest Expense	(588,672)	(647,999)

Total Other Expense	(588,187)	(645,570)

NET LOSS BEFORE INCOME TAXES	(665,550)	(622,696)
INCOME TAX (EXPENSE) BENEFIT	(293,216)	221,709
NET LOSS	$(958,766)	$(400,987)

LOSS PER SHARE – BASIC	$0.02	$0.01
LOSS PER SHARE – DILUTED	$0.02	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2009	34,316,667	$34,317	$850,346	$221,912	$1,106,575

Employees’ exercise of stock options	42,500	42	1,233	--	1,275

Attrition Reimbursement under terms of Acquired Credit Card Portfolio	(86,538)	(87)	(4,240)	--	(4,327)

Net Loss	-	-	-	(400,987)	(400,987)

Balance at December 31, 2009	34,272,629	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	5,072,500	5,073	893,522	-	898,595

Employees’ exercise of stock options	100,000	100	2,900	-	3,000

Net Loss	-	-	-	(958,766)	(958,766)

Balance at December 31, 2010	39,445,129	$39,445	$1,743,761	$(1,137,841)	$645,365

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(958,766)	$(400,987)
Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Depreciation and Amortization	636,778	568,318
Decrease (Increase) in Trade Receivables	26,183	(8,215)
(Increase) in Prepaid Expenses	(1,293)	(10,965)
Decrease in Prepaid Interest	104,000	102,000
(Increase) Decrease in Restricted Cash	(134,970)	82,078
Decrease (Increase) in Deferred Tax Assets	275,066	(272,016)
Increase (Decrease) in ACH Settlements Payable	120,969	(78,578)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(8,693)	45,098
Increase (Decrease) in Customer Deposits	14,000	(3,500)
Net Cash Provided by Operating Activities	73,270	23,233

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(3,094)	(24,789)
Cash paid in conjunction with acquisition of Portfolio Assets	(141,088)	-
Proceeds from Asset Purchase Escrow	--	186,818
Decrease (Increase) in Other Assets	21,935	(21,935)
Net Cash (Used in) Provided by Investing Activities	(122,247)	140,094

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Private Placement Stock Offering	898,595	-
Proceeds from notes payable	661,000	-
Proceeds from employee stock options exercised	3,000	1,275
Principal paid on notes payable	(1,604,100)	(303,233)
Net Cash Used in Financing Activities	(41,505)	(301,958)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,481)	(138,631)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	228,213	366,844
CASH AND CASH EQUIVALENTS – END OF YEAR	$137,732	$228,213

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$484,672	$543,999
Cash Paid During the Period for Taxes	15,000	5,000

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

NOTE B — NATURE OF RECENT ACQUISITON AND PORTFOLIO ASSET PURCHASES

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

The Company entered into the transaction as means to diversify its electronic payments business.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  For 2010 and 2009, the Company’s gross revenues were approximately 43% and 30%, respectively, from its ACH payments business and 57% and 64%, respectively, from credit card merchant processing services which are provided through contracts that NDS has with several sponsor banks in the United States.  The Board of Directors and management believe that the acquisition of NDS provides the opportunity to improve operating results and the possibility of creating future value.

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

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — NATURE OF RECENT ACQUISITON AND PORTFOLIO ASSET PURCHASES (Continued)

As part of the purchase, the Company acquired $3,402,925 of identified intangibles.  The value allocated to customer relationships and contracts created as a result of the acquisition of NDS is being amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the years ended December 31, 2010 and 2009 was $313,440 for each year.

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

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related to the Portfolio Asset Purchase for the years ended December 31, 2010 and 2009 was $224,832 for each year.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $64,680 of amortization expense for the year ended December 31, 2010.

On November 5, 2010, the Company entered into a purchase agreement whereby it acquired all of the rights to residual commissions related to a portfolio of accounts from Equicel Incorporated, one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $27,683 at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized $2,768 of amortization expense for the year ended December 31, 2010.

On November 24, 2010, the Company entered into a purchase agreement whereby it acquired 90% of the rights to residual commissions related to a portfolio of accounts from Elite Merchant Services, Inc., one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $19,325 in cash at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized $1,933 of amortization expense for the year ended December 31, 2010.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2010 financial presentation.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition.  Acquisition related costs are to be expensed as incurred.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  This authoritative guidance became effective for business combinations closing on or after January 1, 2009.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its financial statements.

In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets.  In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its financial statements.

In January 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is effective for the Company on January 1, 2011.  The remaining disclosure requirements and clarifications made by the new guidance became effective January 1, 2010 with no impact on the Company’s financial statements.

In July 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses.  Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans.  The Company adopted this guidance on December 31, 2010, with no impact on its financial statements.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not  that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance will be effective on January 1, 2011 and is not expected to have an impact on the Company’s financial statements.

In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB.  The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Computers and Office Equipment	$84,094	$83,452
Furniture and Fixtures	8,626	8,626
Software	89,523	87,027
Leasehold Improvements	14,846	14,846
Less: Accumulated Depreciation	(170,720)	(141,551)

Property and Equipment, Net	$26,369	$52,400

Depreciation expense charged to operations totaled $29,125 and $30,271 for the years ended December 31, 2010 and 2009, respectively.  Average estimated useful lives for computers, software, and leasehold improvements are three years.  Furniture, fixtures, and office equipment have average estimated useful lives of five years.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – INTANGIBLE ASSETS

Following is a summary of non-goodwill intangibles at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Contracts - NDS	$3,402,925	$738,138	$3,402,925	$424,450
Customer Contracts - Portfolio Purchases	2,576,665	775,518	2,431,248	477,224

Totals	$5,979,590	$1,513,656	$5,834,173	$901,674

Amortization expense for 2010 and 2009 was $607,653 and $538,272, respectively.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During the years ended December 31, 2010 and 2009, management determined that there was no impairment to intangible assets.

NOTE F — RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customer’s ACH transactions.

NOTE G — NOTES PAYABLE

Due to Shareholders

During September 2008, the Company entered into two notes payable with two existing shareholders of the Company for a total principal amount of $70,000.  The notes provide for interest only payments at a rate of 10% per annum payable monthly thereafter, with the entire principal balances due and payable two years from inception of the notes.  As of December 31, 2010, there was an outstanding balance on one of these notes, in the amount of $17,500, which was extended for an additional two years, such that the entire remaining principal balance will be due and payable September 8, 2012.

On July 31, 2010, the Company entered into a note payable with one of its existing shareholders, for a total principal amount of $77,000.  The note provides for interest only payments at a rate of 7% per annum monthly thereafter, with the entire principal balance due and payable two years from inception of the note.  During 2010, as a short-term means to assist with some of our purchases of merchant portfolios,  this shareholder also advanced additional funds to the Company in the amount of $7,500, for which there were no notes payable or interest specified, and which as of this date have been repaid by the Company.  Therefore, at December 31, 2010, the outstanding balance due this shareholder was $84,500 at December 31, 2010.

As a result of the transactions with shareholders described above, the total amount due to shareholders was $102,000 and $70,000, at December 31, 2010 and 2009, respectively.

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

principal payment which was paid by the Company.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of December 31, 2010 and 2009, the outstanding principal balance of the Share Purchase Note was $2,675,000.

On April 8, 2011, the Company completed a second Amendment to its Share Purchase Note with the former shareholders of NDS whereby the due date of the outstanding principal note of $2,670,000 was extended from August 23, 2011 until August 23, 2014, in exchange for 130,000 shares of the Company’s restricted common stock.  The interest rate was adjusted from 9.5% to 10.6%, and the outstanding principal balance was reduced by $240,000 in exchange for 120,000 additional shares of restricted common stock.  As a result, the Company will continue to make regular monthly payments of interest only on the remaining principal balance of $2,435,000 which will amount to approximately $21,509, compared to monthly payments of approximately $21,177 it has been making since 2009.

NDS Acquisition – Sorrentino Notes

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino, one of the Company’s shareholders.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make twenty-four equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such twenty-four month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time the note is considered due on demand, and the Company continued to make its minimum payments of $7,675.  Under the original terms, monthly principal payments would have been approximately $17,770.  During the year ended December 31, 2009, the Company’s principal payments totaled $38,375 thereby reducing the outstanding principal balance of these notes to $357,425 as of December 31, 2009, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $104,000, which is classified as current.  During the year ended December 31, 2010, the Company drew $47,000 of additional principal and made principal payments totaling $92,100 thereby reducing the outstanding principal balance of these notes to $312,325 as of December 31, 2010, and the related amount of prepaid interest reflected in the Company’s consolidated balance sheet totaled $20,000, which is classified as current.

On December 28, 2010, the Company entered into a Loan Agreement with Mr. Sorrentino in the amount of $500,000 for the purpose of reducing its existing note payable with Thermo Credit, LLC.  The terms of the note provide that the Company will make monthly principal payment, commencing January 29, 2011, of $13,889, together with accrued interest at the greater of 12% per annum, or the 30-day LIBOR rate as published in the Wall Street Journal, plus 1,075 basis points, for a period of 36 months.  The loan is secured by the Company’s assets and matures December 28, 2013.  As of April 12, 2011, Mr. Sorrentino was the beneficial owner of approximately 22.7% of our outstanding common stock.

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

On December 29, 2010, the Company entered into an amendment to its existing Note with Thermo Credit, LLC whereby, in conjunction with a principal payment of $510,000 made at closing, it amended the terms of the Note such that its remaining outstanding principal balance of $500,000 is repaid in monthly installments of $17,579, at 16% per annum, over a period of 36 months, maturing December 29, 2013.

The following notes payable are outstanding at December 31:

	December 31
	2010	2009
Due to Shareholders	$102,000	$70,000
Share Purchase Note – NDS	2,675,000	2,675,000
Sorrentino Notes	812,325	357,425
Thermo Credit Note	500,000	1,930,000

	$4,089,325	$5,032,425

The following are maturities of long-term debt:

Year	Amount

2011	$867,484
2012	364,615
2013	398,647
2014	2,458,579
Totals	$4,089,325

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES

United eSystems Inc. accounts for income taxes under the provisions of the Accounting for Uncertainty in Income Taxes Topic of the FASB Accounting Standards Codification.  The Company recognizes a threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return.  The interpretation also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files a U.S. federal income tax return and various state income tax returns.  The Company’s tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2007 through 2010.  There are currently no returns under examination.   At December 31, 2010 the Company had no uncertain tax positions.

The provision for income taxes for 2010 and 2009, consists of the following:

	Years Ended December 31,
	2010	2009

Current Tax Benefit	$-	$-
Deferred Tax Expense (Benefit)	293,216	(221,709)

Total Income Tax Expense (Benefit)	$293,216	$(221,709)

The Company’s provision for income tax expense (benefit) is equivalent to approximately 44.1% and 35.6% of the Company’s net income (loss) before taxes for the years ended December 31, 2010 and 2009, respectively.  The effective tax rate differs from the statutory rate due to expenses that are recognized for book purposes but that are not deductible for Federal and state income tax purposes.

The Company has available at December 31, 2010, $1,110,621 in Net Operating Loss (NOL) carryforwards that may be applied against future taxable income and that expire in 2028 through 2030.

The Company’s deferred tax assets (liabilities) consist of the following components:

	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carryforwards	$377,611	$206,338
Amortization of Intangibles	74,091	65,678

Total Deferred Tax Assets	451,702	272,016

Deferred Tax Liabilities
Property and Equipment	(3,051)	-
Total Deferred Tax Liabilities	(3,051)
Valuation Allowance	(451,702)	-
Net Deferred Tax (Liability) Asset	$(3,051)	$272,016

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES (CONT’D)

At December 31, 2010, there is a valuation allowance of $451,702 related to the Company’s deferred tax assets as management believes it is doubtful whether the deferred tax assets will be realized within the next twelve months.  As a result, management has recorded a valuation allowance equal to all of its deferred tax assets at December 31, 2010.  For December 31, 2009, there had been no valuation no valuation allowance recorded in relation to the deferred tax assets.

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively, nor any amount of interest and penalties payable recognized in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

NOTE I — STOCK OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 90,000 options, which included 32,500 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2009 and 2010, a total of 42,500 and 100,000 shares of these non-qualified stock options were exercised, respectively.  The options exercised in 2010 were previously granted in 2005 to the CFO.  During 2010 all of these non-qualified options were either exercised or expired unexercised, such that there were no remaining non-qualified options outstanding at December 31, 2010.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 1,157,000 options to employees of United.  All of the options have an exercise price of $.05 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.  Therefore, there were a total of 1,157,000 of these options unexercised and outstanding at December 31, 2010 and 2009, respectively.

There were no options granted during 2010 and there was no compensation expense charged to operations related to stock options during 2010.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for options granted in 2008:

Expected Volatility	29.15%
Expected Term	5.0 Years
Expected Dividends	$0.00
Risk Free Rate	3.79%
Weighted-Average Fair Value of Options Granted During 2008	$.015

During 2010 and 2009, cash received upon exercise under the Company’s stock option plan totaled $3,000 and $1,275 respectively.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — STOCK OPTIONS (Continued)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,416,500	$.05	5.52	$.00
Granted	-	-
Exercised	100,000	$.03
Forfeited or Expired	159,500	$.03
Outstanding at December 31, 2010	1,157,000	$.05	7.52	$.00
Exercisable at December 31, 2010	1,157,000	$.05	7.52	$.00

The total intrinsic value for options exercised during 2010 was $2,000.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,459,000	$.05	7.52	$.00
Granted	-	-
Exercised	42,500	$.03
Forfeited or Expired	-	-
Outstanding at December 31, 2009	1,416,500	$.05	6.52	$.00
Exercisable at December 31, 2009	1,416,500	$.05	6.52	$.00

The total intrinsic value for options exercised during 2009 was $638.

NOTE J – ISSUANCE OF RESTRICTED STOCK

There were no grants of common stock during 2010 or 2009 and accordingly no compensation expense was charged.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — SIGNIFICANT CONCENTRATIONS

Cash

The Company maintains cash in financial institutions in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the year ended December 31, 2010, the Company had one customer that amounted to approximately 14.9% or more of the Company’s total revenue.  During the year ended December 31, 2009, the Company had transactions with no customers that amounted to 10% or more of the Company’s total revenue.

NOTE L — COMMITMENTS

Operating Leases

Our principal executive office is located at 2150 North Highway 190, Covington, Louisiana  70433.  We lease approximately 800 square feet of office space pursuant to a thirty-six month lease that expires July 14, 2012.  Lease payments are approximately $975 per month.  Future minimum lease payments are as follows:

Year	Amount

2011	11,700
2012	6,338
Total	$18,038

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

Year	Amount

2011	32,000
2012	--
Total	$32,000

Effective November 1, 2010, the Company accepted an amendment to its existing lease to extend its leased office facilities at its present location in Gulfport, Mississippi, for an additional three year term at $2,350 per month, beginning on the effective date, and continuing for the entire lease term.  Future minimum lease payments are as follows:

Year	Amount

2011	28,200
2012	28,200
2013	23,500
Total	$79,900

Lease expense for the years ended December 31, 2010, and 2009, amounted to $84,600 and $78,850, respectively.

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

Year	Amount

2011	$106,452
2012	--

Total	$106,452

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

Year	Amount

2011	44,000
2012	--

$44,000

NOTE M — RELATED PARTY TRANSACTIONS

As disclosed in Note G, the Company has as of December 31, 2010 and 2009 notes payable with minority shareholders and with an entity for which two minority shareholders serve on the board of directors.

The Company obtained legal services from a law firm in which two stockholders of the Company, who each own less than 5% of the Company’s outstanding Common Stock, serve as partners.  The amount paid to this firm during 2009 was $1,417 and for 2010 there was no compensation for legal services from this firm.  In addition, the Company obtained legal services from a law firm in which Monica Haab, a director, works as an attorney and Leon Nowalsky, a beneficial holder of approximately 10.1% of our outstanding common stock, serves as a partner.  The total amount paid to this firm during 2010 and 2009 totaled $11,113 and $6,610, respectively.

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N — EARNINGS PER SHARE

For earnings per share calculations, the weighted average number of common shares outstanding amounted to 38,564,917 and 34,335,875, for 2010 and 2009, respectively.  For the years ended December 31, 2010 and 2009, there were outstanding options to purchase 1,157,000 and 1,204,500 shares, respectively at a weighted average price of $.05 and $.046 per share, respectively.  For 2010 and 2009, the effect of dilutive stock options totaled 867,750 and 113,320 shares, respectively.

The following transaction occurred after December 31, 2010, which, had it taken place during fiscal 2010, would have changed the number of shares used in the computations of earnings per share: On January, 19, 2011, a total of 63,750 common shares were issued to employees pursuant to the Company’s 2008 ISO Plan.

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$137,732	$137,732	228,213	$228,213
Restricted Cash	406,594	406,594	271,624	271,624
Financial Liabilities
Notes Payable	$4,089,325	$4,089,325	5,032,425	$5,032,425

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

UNITED ESYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, and determined the following:

Effective March 22, 2011, the Company’s 1-for-10 reverse stock split, of its issued and outstanding common stock was completed, as further described on its Definitive Schedule 14, filed February 28, 2011, in which the Articles of Incorporation were amended to affect the 1-for-10 reverse stock split of common stock, and to authorize the creation of 10,000,000 shares of preferred stock.

On March 15, 2011, we reported on Form 8-K, that we had entered into a non-binding letter of intent to acquire substantially all of the assets of Unified Processing LLC, a payment services company that provides Automated Clearing House (ACH) and other types of payment processing services.  The Letter of Intent contemplates that the purchase price would include up to $1,500,000 cash plus common stock representing approximately 34% of the Company.

On April 8, 2011, the Company completed a second Amendment to its Share Purchase Note with the former shareholders of NDS whereby the due date of the outstanding principal note of $2,670,000 was extended from August 23, 2011 until August 23, 2014, in exchange for 130,000 shares of the Company’s restricted common stock.  The interest rate was adjusted from 9.5% to 10.6%, and the outstanding principal balance was reduced by $240,000 in exchange for 120,000 additional shares of restricted common stock.  As a result, the Company will continue to make regular monthly payments of interest only, on the remaining principal balance of $2,435,000 which will amount to approximately $21,509, compared to monthly payments of approximately $21,177 it has been making since 2009.

No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.