Form 10-Q
period 2011-03-31
United eSystems, Inc.
filed 2011-05-23
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 24, 2011, 3,950,888 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
March 31, 2011

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2010 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$138,324	$137,732
Restricted Cash	258,568	406,594
Trade Receivables, net	30,378	66,838
Deferred Tax Asset, current	--	--
Prepaid Interest	--	20,000
Prepaid Expenses	45,493	11,877

Total Current Assets	472,763	643,041

PROPERTY AND EQUIPMENT, NET	20,574	26,369

OTHER ASSETS
Intangible Assets, net	4,299,623	4,465,934
Deferred Tax Asset, Non-current	--	--
Other	63,315	63,315

Total Assets	$4,856,275	$5,198,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$230,963	$378,988
Current Portion Long-Term Debt	--	867,484
Accounts Payable and Accrued Liabilities	35,600	54,325
Customers’ Deposits	27,605	27,605

Total Current Liabilities	294,168	1,328,402

LONG TERM LIABILITIES
Notes Payable	4,097,459	3,221,841
Deferred Tax Liabilities, non-current	3,051	3,051

Total Liabilities	4,394,678	4,553,294

STOCKHOLDERS’ EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 3,950,888 and 3,944,513 shares Issued and Outstanding at March 31, 2011 and December 31, 2010	39,451	39,445
Additional Paid-In Capital	1,756,505	1,743,761
Retained Earnings	(1,334,359)	(1,137,841)

Total Stockholders’ Equity	461,597	645,365

Total Liabilities and Stockholders’ Equity	$4,856,275	$5,198,659
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
ACH Services	$110,053	$273,037
Verification Services	6,173	20,318
Credit Card Services	435,404	378,482
Total Revenues	551,630	671,837

Cost of Revenues	198,404	219,936

Gross Profit	353,226	451,901

Expenses:
Operating
Personnel costs	40,786	32,925
Travel expense	10,024	12,756
Amortization expense	166,311	146,328
Commissions and fees expense	17,634	46,384
Other	60,901	60,459
Total Operating Expenses	295,656	298,852

Selling, General & Administrative
Personnel costs	117,713	129,861
Legal and accounting expenses	18,396	29,268
Marketing	9,550	5,739
Consulting	--	--
Other	6,725	4,320
Total Selling, General & Administrative	152,384	169,188

Total Expenses	448,040	468,040

Loss from operations	(94,814)	(16,139)

Other Income (expense):
Interest Income	14	461
Interest Expense	(101,718)	(172,129)

Net (Loss) before income taxes	(196,518)	(187,847)

Income tax benefit (expense)	--	34,168

Net (Loss)	$(196,518)	$(153,679)

Net Loss per Share	$(.04)	$(.04)

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2010	3,427,263	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	507,250	5,073	893,522		898,595

Net Loss	-	-	-	(153,679)	(153,679)

Balance at March 31, 2010	3,934,513	$39,345	$1,740,861	$(332,754)	$1,447,452

Balance at January 1, 2011	3,944,513	$39,445	$1,743,761	$(1,137,841)	$645,365

Stock Issued to Employees	6,375	6	12,744	-	12,750

Net Loss	-	-	-	(196,518)	(196,518)

Balance at March 31, 2011	3,950,888	$39,451	$1,756,505	$(1,334,359)	$461,597

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(196,518)	$(153,679)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used In) Provided by Operating Activities
Depreciation and Amortization	172,106	156,824
Decrease (Increase) in Trade Receivables	36,460	(8,662)
(Increase) in Prepaid Expenses	(33,616)	(2,315)
Decrease in Prepaid Interest	20,000	26,000
Decrease in Restricted Cash	148,026	8,528
Increase in Deferred Tax Asset	--	(34,168)
Decrease in ACH Settlements Payable	(148,025)	(19,529)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(18,725)	46,597
Increase in Customer Deposits	--	11,000
Net Cash (Used in) Provided by Operating Activities	(20,292)	30,596

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	--	--
Cash paid in Conjunction with acquisition of Portfolio Asset	--	(94,080)
Net Cash Used in Investing Activities	--	(94,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Private Placement Stock Offering	--	898,595
Proceeds from notes payable	113,500	94,000
Principal paid on notes payable	(92,616)	(971,362)
Net Cash Provided by Financing Activities	20,884	21,233

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	592	(42,251)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	137,732	228,213
CASH AND CASH EQUIVALENTS – END OF PERIOD	$138,324	$185,962

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$101,718	$146,129

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PLAN OF REORGANIZATION AND CONTRIBUTION AGREEMENT

On March 30, 2005, Riverbend Telecom, Inc. (Riverbend) entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) between Riverbend and Riverbend Holdings, Inc. (Holdings), its wholly-owned subsidiary, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Holdings in consideration for Holdings common stock.  In addition, Riverbend distributed all of Holdings common stock to the then-existing four Riverbend stockholders (the “Spin-Off”), on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the stockholders.  Holdings was formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of the Holdings common stock to Riverbend’s current stockholders.  Holdings had previously filed a Form 10-SB with the Securities and Exchange Commission regarding its common stock under Section 12(g) of the Securities Exchange Act of 1934.

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

NOTE 2 — NATURE OF RECENT ACQUISITON AND PORTFOLIO ASSET PURCHASES

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

The Company entered into the transaction as means to diversify its electronic payments business.  Prior to the transaction, the majority of the Company’s revenue was derived from providing ACH payment services for business merchants.  For 2010 and 2009, the Company’s gross revenues were approximately 43% and 30%, respectively, from its ACH payments business, and 57% and 64%, respectively, from credit card merchant processing services which are provided through contracts that NDS has with several sponsor banks in the United States.  The Board of Directors and management believe that the acquisition of NDS provides the opportunity to improve operating results and the possibility of creating future value.

Pursuant to the Agreement, the Company acquired all of the outstanding stock of NDS in exchange for approximately $272,000 of cash at closing, an unsecured promissory note payable of $2,720,000, and 7,800,000 shares of the Company’s restricted common stock which had an estimated fair value at the date of the acquisition of $.05 per share.  As a result of the transaction, all of the Company’s sales and marketing activities, as well as all of the customer service duties to manage the credit card merchant accounts of NDS will be conducted through NDS, which is now a wholly-owned subsidiary of the Company.

As part of the purchase, the Company acquired $3,402,925 of identified intangibles.  The value allocated to customer relationships and contracts created as a result of the acquisition of NDS is being amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months ended December 31, 2011 was $78,360.

Portfolio Asset Purchases

On September 17, 2008, the Company, through its wholly-owned subsidiary NDS, entered into and closed an Asset Purchase Agreement (the “Agreement”) with Netcom Data Corp. of N.Y. and American Timeshare Associates, Inc. (collectively the “Sellers”).  Under the terms of the Agreement the Company paid $2,275,000 in cash, plus 3,200,000 shares of its restricted common stock, in exchange for the assignment all of the Sellers’ rights under a certain Independent Sales Organization Agreement (the “Bank Agreement”) with LaSalle Bank, N.A., a subsidiary of Bank of America (the “Bank”).  The terms of the Bank Agreement allow merchant customers of the Seller to utilize the credit card merchant processing services provided by the Bank.  As a result of the assignment of the Bank Agreement, NDS will perform certain services previously provided by the Sellers under the Bank Agreement and will receive all payments due therefore from the Bank.  Pursuant to the Agreement, 10% of the cash and stock paid at closing was escrowed, subject to an attrition formula applicable during the 12 months following the transaction date, whereby the Company may be reimbursed up to the amounts escrowed if the portfolio’s performance does not meet certain benchmarks during the applicable period.

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related to the Portfolio Asset Purchase for the three months ended March 31, 2011, was $56,208.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized $17,640 of amortization expense for the three months ended March 31, 2011.

On November 5, 2010, the Company entered into a purchase agreement whereby it acquired all of the rights to residual commissions related to a portfolio of accounts from Equicel Incorporated, one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $27,683 at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized $8,305 of amortization expense for the three months ended March 31, 2011.

On November 24, 2010, the Company entered into a purchase agreement whereby it acquired 90% of the rights to residual commissions related to a portfolio of accounts from Elite Merchant Services, Inc., one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $19,325 in cash at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized $5,798 of amortization expense for the three months ended December 31, 2011.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

As described in Notes 1 and 2, UNITED ESYSTEMS, INC. (Company) serves as the holding company for United Check Services, L.L.C. (United) and Netcom Data Southern Corp (NDS).  United provides automated clearing house (ACH) services to businesses throughout the United States.  NDS is an independent sales organization that obtains merchant customers that utilize credit card processing services through several NDS sponsored banks.  NDS receives a portion of the fees charged for such services in exchange for acquiring the merchants and maintaining certain customer service functions.  The Company’s headquarters are in Covington, Louisiana, its ACH operations center is located in Gulfport, Mississippi, and the operations of NDS are conducted at its offices in Roswell, Georgia.

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

Income Taxes

The Company reports its income taxes under a consolidated Federal tax return which includes the business activity of the Company, as well as the business activity of its wholly-owned subsidiaries, United and NDS.

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

NOTE 4 — RESTRICTED CASH

Restricted cash consists primarily of funds maintained in United’s primary bank account to facilitate ACH transactions.  The Company has restricted this cash from operations in order to ensure that sufficient funds are maintained to process and settle customers’ ACH transactions.

NOTE 5 — NOTES PAYABLE

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

On July 31, 2010, the Company entered into a note payable with one of its existing shareholders, for a total principal amount of $77,000.  The note provides for interest only payments at a rate of 7% per annum payable monthly thereafter, with the entire principal balance due and payable two years from inception of the note.  During 2010, as a short-term means to assist with some of our purchases of merchant portfolios, this shareholder also advanced additional funds to the Company in the amount of $7,500, for which there were no notes payable or interest specified, and which was repaid during the three months ended March 31, 2011.  As a result, the outstanding balance due this shareholder was $77,000 at March 31, 2011.

As a result of the transactions with shareholders described above, the total amount due to shareholders was $94,500 at March 31, 2011.

NDS Acquisition – Share Purchase Note

On August 22, 2008, as part of the acquisition of NDS, the Company issued an unsecured note (the “Share Purchase Note”) payable to the shareholders of NDS.  The Share Purchase Note bears interest at 5.5% for the first 12 months and 9.5% for the following 24 months, when the Share Purchase Note is due in full.  Pursuant to the terms of the Share Purchase Note, the Company will make interest-only payments each month and will make three principal payments of $180,000 on each anniversary date of the note with one final balloon payment representing the then outstanding principal and accrued interest on the third anniversary of the issue date of the Share Purchase Note. During August 2009, the Company executed an amendment to the Share Purchase Note whereby the scheduled principal payment of $180,000 due on August 22, 2009, was amended to require a $30,000 principal payment which was paid by the Company.  Mr. William Plummer, a current employee, shareholder, and director of the Company, was formerly the majority shareholder of NDS and will receive a majority of the payments on the Share Purchase Note.  As of March 31, 2011, the outstanding principal balance of the Share Purchase Note was $2,675,000.

On April 8, 2011, the Company amended its Share Purchase Note with the former shareholders of NDS whereby the due date of the outstanding principal note of $2,670,000 was extended from August 23, 2011 until August 23, 2014, in exchange for 130,000 shares of the Company’s restricted common stock.  The interest rate was adjusted from 9.5% to 10.6%, and the outstanding principal balance was reduced by $240,000 in exchange for 120,000 additional shares of restricted common stock.  As a result, the Company will continue to make regular monthly payments of interest only on the remaining principal balance of $2,435,000 which will amount to approximately $21,509, compared to the monthly payments of approximately $21,177 it has been making since 2009.  Additionally, the Company agreed that the repayment of the note will now be secured by all of the Company’s assets.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino, one of the Company’s shareholders.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make 24 equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such 24 month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time the note is considered due on demand, and the Company continued to make its minimum payments of $7,675.  For the three months ended March 31, 2011, the Company made principal payment of $23,025, thereby reducing the outstanding principal balance of these notes to $139,200.

On December 28, 2010, the Company entered into a Loan Agreement with Mr. Sorrentino in the amount of $500,000 for the purpose of reducing its existing note payable with Thermo Credit, LLC.  The terms of the note provide that the Company will make monthly principal payment, commencing January 29, 2011, of $13,889, together with accrued interest at the greater of 12% per annum, or the 30-day LIBOR rate as published in the Wall Street Journal, plus 1,075 basis points, for a period of 36 months.  The loan is secured by the Company’s assets and matures December 28, 2013.  As of March 31, 2011, the outstanding principal balance on this Loan Agreement was $458,333.

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

On December 29, 2010, the Company entered into an amendment to its existing Note with Thermo Credit, LLC whereby, in conjunction with a principal payment of $510,000 made at closing, it amended the terms of the Note such that its remaining outstanding principal balance of $500,000 is repaid in monthly installments of $17,579, at 16% per annum, over a period of 36 months, maturing December 29, 2013.  As of March 31, 2011, the outstanding principal balance on the Note with Thermo Credit, LLC was $466,826.

Sledz Trust Note

On March 4, 2011, the Company entered into a promissory note with Kelda Sledz Trust, whereby the Company received proceeds of $113,500.  The note calls for sixteen monthly payments of $7,094, plus interest, computed on the outstanding principal balance and based upon an interest rate of 3.5% per annum.

NOTE 6 — INCENTIVE STOCK & OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 9,000 options, which included 3,250 options to its CFO.  All of the options have an exercise price of $.03 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2009 and 2010, a total of 4,250 and 10,000 shares of these non-qualified stock options were exercised, respectively.  The options exercised in 2010 were previously granted in 2005 to the CFO.  During 2010 all of these non-qualified options were either exercised or expired unexercised, such that there were no remaining non-qualified options outstanding at December 31, 2010.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 115,700 options to employees of United.  All of the options have an exercise price of $.50 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.  Therefore, there were a total of 115,700 of these options unexercised and outstanding at March 31, 2011.

There were no options granted during the three months ended March 31, 2011 and there was no compensation expense charged to operations related to stock options during the three months ended March 31, 2011.

For the three months ended March 31, 2011, the Company issued a total of 6,375 shares of restricted common stock to a total of nine of its employees.  The Company valued the stock at $2.00 per share and recorded a total $12,750 of compensation expense related to the shares issued.

NOTE 7 — SIGNIFICANT CONCENTRATIONS

Cash

At March 31, 2011, and December 31, 2010, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the three months ended March 31, 2011, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

NOTE 8 — COMMITMENTS

Operating Leases

The Company’s principal executive office is located at 2150 North Highway 190, Covington, Louisiana  70433.  It leases approximately 800 square feet at a cost of approximately $975 per month of office space pursuant to a 36 month lease that expires July 14, 2012.

Effective August 22, 2008, in conjunction with the acquisition of NDS, the Company entered into a 36 month lease with the existing lessor of the NDS office facilities in Roswell, Georgia, at a rate of $4,000 per month.  The lease is automatically renewable for additional one year periods beyond the initial 36 month terms unless the Company as Lessee elects not to extend by providing written notice to the lessor at least five days prior to the expiration of the initial term.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

As disclosed in Note 5, the Company has notes payable with minority shareholders and with an entity for which two minority shareholders serve on the board of directors.

NOTE 10 — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 3,931,971, and 3,557,220, for the three months ended March 31, 2011, and 2010, respectively.  Options to purchase to purchase 115,700 shares at $.05 per share were outstanding during the three months March 31, 2011, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

On January, 19, 2011, a total of 6,375 common shares were issued to employees pursuant to the Company’s 2008 ISO Plan.

NOTE 11 – FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

The Company is an electronic payments service provider headquartered in Covington, Louisiana, that caters mostly to small and medium-size businesses that handle significant volumes of electronic transactions as an integral part of their business.  Since 1998, we have provided electronic ACH (Automated Clearing House) payments via our internet-based, encrypted systems, to assist merchants in the collection of their sales and accounts receivables.  Our processing systems may also be used to transmit payments such as loan proceeds, customer refunds, travel expenses, commission payments, and payroll direct deposits.  We act as the merchant’s ACH processor and clear transactions electronically through the Federal Reserve Banking System.  We are paid based on a fee per each ACH transaction we process, and typically receive our fees at the time we are settling collected proceeds electronically to each of our merchants.

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

Results of Operations

In this section, we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes include in this Form 10-Q, and in conjunction with our Form 10-K previously filed for the year ended December 31, 2010.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

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

For the three months ended March 31, 2011, revenues were $551,644, compared to $671,837 for the three months ended March 31, 2010, representing a decrease of $120,193, or approximately 17.9%.  This decrease is mostly related to the decrease in ACH Services of $162,984, together with the decrease in verification services of $14,145, partially offset by the increase in credit card services of $56,922.  The increase in credit card services related mostly to increases new business we obtained as a result of changes we made to some of our compensation plans as well as enhancements made to provide better supporting resources for our independent sales agents.  These changes included improvements in the amount of initial compensation paid on new accounts, provided more commission options for our agents to select, and made improvements to our online agent support and management website.  The reductions in our ACH and verification revenues are mostly related to reductions in ACH transactions experienced by some of our internet based merchants as they react to changes resulting from new legislation regarding the manner in which online marketing may be conducted and new restrictions on how consumer information may be captured or transferred in conjunction with internet transactions.

Cost of Revenue and Gross Profit

Cost of revenues includes the costs incurred in conjunction with the items processed as well as costs associated with the residual credit card revenue we now receive through NDS, our wholly-owned subsidiary.  These costs include the direct transactional costs incurred with respect to ACH processing and software as well as direct costs associated with the revenue generated from credit card merchant processing services.

The following table presents the composition of cost of revenue for the three months ended March 31, 2011 and 2010:

Cost of Revenue:	Three Months Ended March 31, 2011	Percentage	Three Months Ended March 31, 2010	Percentage	Variance Dollars

ACH Services	$54,145	27.3%	$70,300	32.0%	$(16,155)

Verification Services	7,216	3.6%	7,362	3.4%	(146)

Credit Card Services	137,043	69.1%	142,274	64.6	(5,231)

Total Cost of Revenue	$198,404	100.0%	$219,936	100.0%	$(21,532)

For the three months ended March 31, 2011, cost of revenues was $198,404, compared to $219,936 for the three months ended March 31, 2010, representing a decrease of $21,532, or approximately 9.8%.  This decrease is mostly attributable to the decrease in our ACH services business, together with modest reductions in our verification services of $146, resulting from decreases in our volume of business with several of our existing customers.  Although we increased our revenue from credit card services, we actually experienced a reduction in our cost of revenues associated with credit card services.

With respect to our verification services, cost of sales is down slightly for the three months ended March 31, 2011, compared to the same period in the prior year.  For the past year, we have typically sold verification services in conjunction with ACH services for certain types of merchants that need to confirm identity and/or age.  As a result, we often maintain low margins in our pricing, or bundle services in order to provide competitive pricing and meet the compliance needs of these merchants.

For the three months ended March 31, 2011, our credit card services cost of revenue decreased while our credit card revenue increased.  During the three months ended March 31, 2011, we implemented more aggressive compensation plans for our commissioned sales agents, while overall our cost of revenue was reduced compared to the three months ended March 31, 2010.  This was mostly due to the effect of several portfolio purchases we acquired accounts from existing sales agents, resulting in reductions of the amount of commissions due on such accounts following the transactions.

For the three months ended March 31, 2011, our gross profit was $353,226, compared to $451,901 for the three months ended March 31, 2010, representing a decrease of $98,675, or approximately 21.8%.  Our gross profit stated as a percentage of revenues was 64.0% for the three months ended March 31, 2011, compared to 67.3% for the three months ended March 31, 2010.  The decrease in gross profit as a percentage of revenue reflects the effect of the decrease in our ACH and verification service revenue as previously described, partially offset by improvements in our gross profit as a percentage of revenue derived from our credit card services business as previously described.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.  For the three months ended March 31, 2011, operating expenses were $295,656, compared to $298,852 for the three months ended March 31, 2010, representing a decrease of $3,196 or approximately 1.1%.  The decreases in operating costs related mostly to decreases in travel expenses of $2,732, together with reductions in commissions and fees expenses of $28,750, partially offset by increases in personnel costs of $7,861, amortization expense of $19,983, and other expenses of $442.

Our travel costs were reduced as a result of the continued cost saving measures and efficiencies we’ve gained by changing the way we do much of our training and communications with our independent sales agents, relying more heavily on utilizing internet technology.  We experienced reductions in commissions and fees as a result of reductions in our Thermo Credit loan facility compared to the three months ended March 31, 2010.  Increases in personnel costs represented costs associated with our ACH processing staff, which included cost-of-living as well as merit increases in compensation which occurred during the second half of 2010.  Our amortization expenses increased in conjunction the continued acquisitions of portfolios of merchant accounts which occurred during the fourth quarter of 2010.  The increase in other operating expenses of $442 related to increases such as bad debt expenses of $4,421, depreciation expenses of $960, recruitment expenses of $2,124, and other taxes of $968, partially offset by decreases in other operating expenses such as computer expenses of $507, dues and subscriptions of $888, shipping costs of $3,172, office expenses of $2,800, and telephone expenses of $659.  During the three months ended March 31, 2011, we wrote off some of our accounts receivables related to supplies and small equipment with discontinued merchants.  We also continued our increases in recruitment costs associated with attracting independent sales agents, and we incurred slightly higher local taxes related to equipment, furniture, and fixtures, compared to the same period in the prior year.  These increases were partially offset by decreases in computer expenses which resulted from reduced maintenance.  The remaining decreases in other expenses related mostly to cost saving measures within our operations offices by utilizing technology to maintain more electronic files and reduce the use of office supplies, shipping costs between offices, and telephone expenses.

Selling, General, and Administrative Expenses

For the three months ended March 31, 2011, our selling, general, and administrative expenses were $152,384, compared to $169,188 for the three months ended March 31, 2010, representing a decrease of $16,804, or approximately 9.9%.  This decrease is mostly due to decreases in personnel costs of $12,148, legal and accounting expenses of $10,872, partially offset by increases in marketing expenses of $3,811, and other expenses of $2,405.  The decrease in personnel costs relates mostly to the reduction of certain administrative functions during 2010 that were either duplicative or outsourced in a more cost effective manner.  Our legal and accounting costs were lower compared to the three months ended March 31, 2010, as we incurred higher costs in completing our private equity offering early in 2010.  The increases in marketing expenses related mostly our efforts to attract new sales agents.  Our increases in other selling, general, and administrative expenses included meals and entertainment of $2,203, and SEC filing fees of $736, partially offset by decreases in postage of $322, and business gifts of $211.  The increases in meals and entertainment, as well as SEC filing fees relates to our efforts during the three months ended March 31, 2011, to seek new acquisition and financing opportunities, such as the proposed acquisition of Unified Processing LLC we reported on March 9, 2011, on Form 8K.  The decreases in our other selling, general, and administrative expenses reflect that we incurred increased postage and business gift costs during the first quarter of 2010 in conjunction with completing our private equity offering compared to the current three months ended March 31, 2011.

Results of Operations

We reported a net loss for the three months ended March 31, 2011, of $196,518 compared to $153,679 for the three months ended March 31, 2010, representing an increase of $42,839.  This increase is mostly attributable to the decrease in our ACH services revenue, partially offset by increases in our credit card services revenue during the three months ended March 31, 2011, compared to the same period in the prior year as previously described.  We also recognize significant amortization expenses related to our acquisitions of intangible assets.  Following the completion of our private equity offering in 2010, we reduced our outstanding principal indebtedness, and accordingly our interest expense has been reduced compared to the same period in the prior year.  Additionally, we have not recorded any tax benefit in our financial statements for the three months ended March 31, 2011, whereas our net loss for the same period a year ago did include a tax benefit which reduced the reported net loss by approximately $34,168 compared to the three months ended March 31, 2011.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash used in operating activities for the three months ended March 31, 2011, was $20,292, compared to cash provided from operating activities of $30,596, for the three months ended March 31, 2010, or a decrease of $50,888.  The decrease in cash provided by operating activities is due mostly to the increase in our net loss of $42,839 together with the various adjustments necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For the three months ended March 31, 2011, adjustments decreasing our net loss of $196,518 included depreciation and amortization of $172,106, the decrease in trade receivables of $36,460, the decrease in prepaid interest of $20,000, offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $33,616, the decrease in ACH settlements payable of $148,025, and the decrease in accounts payable and accrued liabilities of $18,725.

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

Net cash used in investing activities was $94,080 for the three months ended March 31, 2010.  During the three moths ended March 31, 2010, we completed the purchase of an interest in a portfolio of merchant credit card processing accounts.

Net cash provided by financing activities was $20,884 for the three months ended March 31, 2011, compared to cash used in financing activities of $21,233 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, we received proceeds of $113,500 related to a loan made in conjunction with an asset portfolio transaction, and we repaid $92,616 of principal on our existing notes payable.  During the three months ended March 31, 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $94,000 which helped facilitate the initial purchase price of the portfolio asset previously described.  We also repaid $971,362 in outstanding principal, comprised mostly of a reduction of $920,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $52,500 of outstanding notes payable with shareholders.

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

To date we have financed our capital expenditure needs from cash flows generated from our operations.  At this time, we believe we have sufficient operations and existing non-restricted cash to fund our needs for the next 12 months.

Our future expansion is planned from two sources.  First, we plan to continue to expand our use of independent sales organizations (ISOs) to assist in the growth of our ACH and verification service business.  While there are costs associated with this increase, the majority of additional sales costs will be funded through the additional sales produced from these selling activities.  We have and plan to continue to structure our sales compensation plans based on commissions only, and employ the use of independent sales representatives already engaged in selling financial products and/or services that are complementary to ACH services.  Accordingly, we believe we can continue to expand these sales activities from our internally generated cash flow.

Second, we believe we will also expand future operations through acquisitions which are accretive to our current earnings at the time of acquisition.  During 2008, we completed two such acquisitions, NDS and the Portfolio Asset Purchase, as means of increasing our volume of business while at the same time expanding our payment services to include credit card services.  In February 2010 we completed the purchase of an additional portfolio of credit card merchant accounts which supplemented our growth.  In March 2011, we reported on Form 8-K that we signed a Letter of Intent to acquire Unified Processing LLC, in an effort to further expand our payment services business.  Going forward, management expects our public company status to enhance our ability to attract qualified personnel, obtain additional working capital, and facilitate acquisitions more effectively than could be accomplished by remaining a private, closely-held entity.  At this time, we have no understanding, arrangement or agreement to make any acquisitions, but continue to actively seek such opportunities as a means to accelerate revenue and earnings growth.

Recent General Economic Conditions

In light of the slowdown in the economy and challenges within the financial sector and credit markets it has become more difficult for many companies to evaluate their future operations.  Although we have been able to complete financing transactions which facilitated the acquisition of NDS on August 22, 2008, and the purchase of the portfolio asset on September 17, 2008, and completed a private placement in February 2010, we believe that access to future financing may continue to be difficult until such time as general economic conditions improve.  At this time we have not experienced any material negative impact from recent economic conditions, but we believe it is reasonable to expect that our payment processing business, both for ACH and for credit card transactions, could be negatively impacted by these conditions.  Accordingly, we believe that the following factors should be taken into consideration:

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.  Please refer to our Form 8-K filed with the SEC on March 4, 2010 for information regarding our private placement of common stock that closed on February 28, 2010.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Amended agreement dated April 8, 2011, to Unsecured Promissory Note between William Plummer and United eSystems, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 13, 2011).

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

UNITED ESYSTEMS, INC.

Date: May 23, 2011	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)