Form 10-Q
period 2011-06-30
United eSystems, Inc.
filed 2011-08-22
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 15, 2011, 4,209,645 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
June 30, 2011

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$124,654	$137,732
Restricted Cash	163,821	406,594
Trade Receivables, net	29,399	66,838
Deferred Tax Asset, current	--	--
Prepaid Interest	260,000	20,000
Prepaid Expenses	33,180	11,877

Total Current Assets	611,054	643,041

PROPERTY AND EQUIPMENT, NET	16,440	26,369

OTHER ASSETS
Intangible Assets, net	4,139,192	4,465,934
Deferred Tax Asset, Non-current	--	--
Other	63,815	63,315

Total Assets	$4,830,501	$5,198,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$136,216	$378,988
Current Portion Long-Term Debt	657,466	867,484
Accounts Payable and Accrued Liabilities	186,713	54,325
Customers’ Deposits	27,605	27,605

Total Current Liabilities	1,008,000	1,328,402

LONG TERM LIABILITIES
Notes Payable	3,102,502	3,221,841
Deferred Tax Liabilities, non-current	3,051	3,051

Total Liabilities	4,113,553	4,553,294

STOCKHOLDERS’ EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 4,209,645 and 3,944,513 shares Issued and Outstanding at June 30, 2011 and December 31, 2010	39,710	39,445
Additional Paid-In Capital	2,273,746	1,743,761
Retained Earnings	(1,596,508)	(1,137,841)

Total Stockholders’ Equity	716,948	645,365

Total Liabilities and Stockholders’ Equity	$4,830,501	$5,198,659
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
Revenues
ACH Services	$77,311		$341,190	$187,364		$614,226
Verification Services	7,158		9,349	13,331		29,667
Credit Card Services	424,244		388,680	859,648		767,163
Total Revenues	508,713		739,219	1,060,343		1,411,056

Cost of Revenues	183,553		241,077	381,956		461,013

Gross Profit	325,160		498,142	678,387		950,043

Expenses:
Operating
Personnel costs	44,185		37,375	84,792		70,300
Travel expense	9,786		13,038	19,810		25,795
Amortization expense	160,431		152,208	326,742		298,536
Commissions and fees expense	18,916		37,046	36,550		83,430
Other	64,199		55,176	125,277		116,146
Total Operating Expenses	297,517		294,843	593,171		594,207

Selling, General & Administrative
Personnel costs	124,526		129,525	254,990		259,386
Legal and accounting expenses	39,487		26,673	57,883		55,941
Marketing	4,790		6,590	14,341		12,329
Other	9,291		3,315	16,017		7,122
Total Selling, General & Administrative	178,094		166,103	343,231		334,778

Total Expenses	475,611		460,946	936,402		928,985

Loss from operations	(150,451)		37,196	(258,015)		21,058

Other Income (expense):
Interest Income	8		5	23		466
Interest Expense	(98,956)		(137,282)	(200,675)		(309,411)

Net (Loss) before income taxes	(249,399)		(100,081)	(458,667)		(287,887)

Income tax benefit (expense)	--		9,267	--		43,435

Net (Loss)	$(249,399)		$(90,814)	$(458,667)		$(244,452)

Net Loss per Share	$(.05)	$	NM	$(.11)	$	NM

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2010	3,427,263	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	507,250	5,073	893,522	-	898,595

Employees’ Exercise of stock options	10,000	10	2,990	-	300

Net Loss	-	-	-	(244,452)	(244,452)

Balance at June 30, 2010	3,944,513	$39,355	$1,743,851	$(423,527)	$1,359,979

Balance at January 1, 2011	3,944,513	$39,445	$1,743,761	$(1,137,841)	$645,365

Stock Issued to Employees	6,375	6	12,744	-	12,750

Shares issued in conjunction with reverse stock split	7	-	-	-	-

Proceeds from stock issued	8,750	9	17,491	-	17,500

Stock Issued to reduce notes payable	250,000	250	499,750	-	500,000

Net Loss	-	-	-	(458,667)	(458,667)

Balance at June 30, 2011	4,209,645	$39,710	$2,273,746	$(1,596,508)	$716,948

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(458,667)	$(244,452)
Adjustments to Reconcile Net (Loss) to Net
Cash Provided by Operating Activities
Depreciation and Amortization	336,671	317,662
Decrease (Increase) in Trade Receivables	37,439	(5,001)
(Increase) in Prepaid Expenses	(21,303)	(4,299)
Compensation expense related to employee stock issued	12,752
Decrease in Prepaid Interest	--	52,000
Decrease in Restricted Cash	242,773	20,488
Increase in Deferred Tax Asset	--	(43,435)
Decrease in ACH Settlements Payable	(242,772)	(36,488)
Increase (Decrease) in Accounts Payable and accrued liabilities	132,388	(25,861)
Increase in Customer Deposits	--	16,000
Net Cash Provided by Operating Activities	39,281	46,614

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	--	(2,496)
Acquisition of portfolio assets	--	(94,080)
Cash paid for other assets	(500)	--
Net Cash Used in Investing Activities	(500)	(96,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from restricted stock	17,500	898,595
Proceeds from notes payable	213,500	94,000
Stock issued to reduce notes payable	240,000	--
Proceeds from Employee Exercise of Stock Options	--	3,000
Principal paid on notes payable	(522,859)	(994,204)
Net Cash (Used In) Provided by Financing Activities	(51,859)	1,391

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,078)	(48,571)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	137,732	228,213
CASH AND CASH EQUIVALENTS – END OF PERIOD	$124,654	$179,642

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$200,675	$257,411
NON-CASH TRANSACTIONS
Exchange of 250,000 shares of common stock for debt	$240,000	$--

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

As part of the purchase, the Company acquired $3,402,925 of identified intangibles.  The value allocated to customer relationships and contracts created as a result of the acquisition of NDS is being amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months and six months ended June 30, 2011 was $78,360 and $156,720, respectively.

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

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related to the Portfolio Asset Purchase for the three months and six months ended June 30, 2011, was $56,208 and $112,416, respectively.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The Company recognized amortization expense for the three months and six months ended June 30, 2011, of $11,760 and $29,400, respectively.

On November 5, 2010, the Company entered into a purchase agreement whereby it acquired all of the rights to residual commissions related to a portfolio of accounts from Equicel Incorporated, one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $27,683 at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized amortization expense for the three months and six months ended June 30, 2011, of $8,305 and $16,610, respectively.

On November 24, 2010, the Company entered into a purchase agreement whereby it acquired 90% of the rights to residual commissions related to a portfolio of accounts from Elite Merchant Services, Inc., one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $19,325 in cash at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized amortization expense for the three months and six months ended June 30, 2011, of $5,798 and $11,596, respectively.

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

On July 31, 2010, the Company entered into a note payable with one of its existing shareholders, for a total principal amount of $77,000.  The note provides for interest only payments at a rate of 7% per annum payable monthly thereafter, with the entire principal balance due and payable two years from inception of the note.  During 2010, as a short-term means to assist with some of our purchases of merchant portfolios, this shareholder also advanced additional funds to the Company in the amount of $7,500, for which there were no notes payable or interest specified, and which was repaid during the three months ended March 31, 2011.  On June 27, 2011, the outstanding balance of $77,000 due this shareholder was paid in full.

As a result of the transactions described above, the total amount due to these shareholders was $17,500 at June 30, 2011.

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

On April 8, 2011, the Company amended its Share Purchase Note with the former shareholders of NDS whereby the due date of the outstanding principal note of $2,670,000 was extended from August 23, 2011 until August 23, 2014, in exchange for 130,000 shares of the Company’s restricted common stock.  The interest rate was adjusted from 9.5% to 10.6%, and the outstanding principal balance was reduced by $240,000 in exchange for 120,000 additional shares of restricted common stock.  As a result, the Company will continue to make regular monthly payments of interest only on the remaining principal balance of $2,435,000 which will amount to approximately $21,509, compared to the monthly payments of approximately $21,177 it has been making since 2009.  Additionally, the Company agreed that the repayment of the note will now be secured by all of the Company’s assets.  As a result of these transactions the remaining outstanding principal balance was $2,435,000 as of June 30, 2011.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino, one of the Company’s shareholders.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make 24 equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such 24 month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time the note is considered due on demand, and the Company continued to make its minimum payments of $7,675.  For the six months ended June 30, 2011, the Company made principal payment of $46,050, thereby reducing the outstanding principal balance of these notes to $116,275.

On December 28, 2010, the Company entered into a Loan Agreement with Mr. Sorrentino in the amount of $500,000 for the purpose of reducing its existing note payable with Thermo Credit, LLC.  The terms of the note provide that the Company will make monthly principal payment, commencing January 29, 2011, of $13,889, together with accrued interest at the greater of 12% per annum, or the 30-day LIBOR rate as published in the Wall Street Journal, plus 1,075 basis points, for a period of 36 months.  The loan is secured by the Company’s assets and matures December 28, 2013.  As of June 30, 2011, the outstanding principal balance on this Loan Agreement was $416,667.

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

On December 29, 2010, the Company entered into an amendment to its existing Note with Thermo Credit, LLC whereby, in conjunction with a principal payment of $510,000 made at closing, it amended the terms of the Note such that its remaining outstanding principal balance of $500,000 is repaid in monthly installments of $17,579, at 16% per annum, over a period of 36 months, maturing December 29, 2013.  As of June 30, 2011, the outstanding principal balance on the Note with Thermo Credit, LLC was $432,307.

Sledz Trust Note

On March 4, 2011, the Company entered into a promissory note with Kelda Sledz Trust, whereby the Company received proceeds of $113,500.  The note calls for sixteen monthly payments of $7,094, plus interest, computed on the outstanding principal balance and based upon an interest rate of 3.5% per annum.  As of June 30, 2011, the outstanding principal balance on the Sledz Trust Note was $92,219.

Guaranty Bank Line of Credit

On June 27, 2011, the Company was granted an increase in its line of credit at Guaranty Savings Bank to $250,000.  The note bears interest at 3.14% per annum and requires monthly payments of interest only.  The line of credit is annually renewable and secured by the assets of one of the Company’s significant shareholders.

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

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 115,700 options to employees of United.  All of the options have an exercise price of $.50 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.  Therefore, there were a total of 115,700 of these options unexercised and outstanding at June 30, 2011.

There were no options granted during the three months and six months ended June 30, 2011 and there was no compensation expense charged to operations related to stock options during the three months and six months ended June 30, 2011.

For the six months ended June 30, 2011, the Company issued a total of 6,375 shares of restricted common stock to a total of nine of its employees.  The Company valued the stock at $2.00 per share and recorded a total $12,750 of compensation expense related to the shares issued.

NOTE 7 — SIGNIFICANT CONCENTRATIONS

Cash

At June 30, 2011, and December 31, 2010, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the three months and six months ended June 30, 2011, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

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

NOTE 10 — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 4,167,090, and 4,050,180, for the three months and six months ended June 30, 2011, respectively.  The weighted average common shares outstanding were 3,934,513 and 3,769,166, for the three months and six months ended June 30, 2010, respectively.  Options to purchase 115,700 shares at $.05 per share were outstanding during the three months and six months ended June 30, 2011, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

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

The ACH Network has been in use for in excess of 30 years, serving a variety of customers, including over 20,000 financial institutions, 3.5 million businesses, and 135 million individuals.  The ACH business is divided between traditional banks, large “in-house” processors, and independent processors.  We currently concentrate on independent processors service customers that utilize electronic commerce but find that outsourcing is a more cost-effective solution.  The independent processors find they are able to provide custom tailored solutions and better transaction pricing than the merchants could individually obtain from traditional banks.  We have established ourselves as a quality provider of ACH processing services with proven results utilizing state of-the-art technology.

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

Three Months and Six Months Ended June 30, 2011 compared to the Three Months and Six Months Ended June 30, 2010

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

For the three months ended June 30, 2011, revenues were $508,713, compared to $739,219 for the three months ended June 30, 2010, representing a decrease of $230,506, or approximately 31.2%.  This decrease is mostly related to the decrease in ACH Services of $263,506, together with the decrease in verification services of $2,191, partially offset by the increase in credit card services of $35,564.  The increase in credit card services related mostly to increases new business we obtained as a result of changes we made to some of our compensation plans as well as enhancements made to provide better supporting resources for our independent sales agents.  These changes included improvements in the amount of initial compensation paid on new accounts, provided more commission options for our agents to select, and made improvements to our online agent support and management website.  The reductions in our ACH and verification revenues are mostly related to reductions in ACH transactions experienced by some of our internet based merchants as they reacted to changes resulting from new legislation regarding the manner in which online marketing may be conducted and new restrictions on how consumer information may be captured or transferred in conjunction with internet transactions.

For the six months ended June 30, 2011, revenues were $1,060,343, compared to $1,411,056 for the six months ended June 30, 2010, representing a decrease of $350,713, or approximately 24.9%.  This decrease is mostly related to the decrease in ACH Services of $426,862, together with the decrease in verification services of $16,336, partially offset by the increase in credit card services of $92,485.  The increase in credit card services related mostly to increases in new business we obtained as a result of changes we made to some of our compensation plans and other improvements made to support our sales agents, as previously described.  The reductions in our ACH and verification revenues are mostly related to reductions in ACH transactions experienced by some of our internet based merchants as they reacted to changes resulting from new legislation regarding the manner in which online marketing may be conducted and new restrictions on how consumer information may be captured or transferred in conjunction with internet transactions.

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

The following table presents the composition of cost of revenue for the three months ended June 30, 2011 and 2010:

Cost of Revenue:	Three Months Ended June 30, 2011	Percentage	Three Months Ended June 30, 2010	Percentage	Variance Dollars

ACH Services	$44,692	24.3%	$106,665	44.3%	$(61,973)

Verification Services	8,309	4.5%	3,544	1.5%	4,765

Credit Card Services	130,552	71.2%	130,868	54.2	(316)

Total Cost of Revenue	$183,553	100.0%	$241,077	100.0%	$(57,524)

For the three months ended June 30, 2011, cost of revenues was $183,553, compared to $241,077 for the three months ended June 30, 2010, representing a decrease of $57,524, or approximately 23.9%.  This decrease is mostly attributable to the decrease in our ACH services business, together with modest reductions in our verification services, resulting from decreases in our volume of business with several of our existing customers.  Although we increased our revenue from credit card services, we were able to maintain cost levels similar to the same period a year ago, mostly due to the effect of several acquisitions made late in 2010 in which we acquired portions of the ongoing residual commissions from several of our existing agents.

With respect to our verification services, cost of sales increased slightly for the three months ended June 30, 2011, compared to the same period in the prior year.  For the past year, we have typically sold verification services in conjunction with ACH services for certain types of merchants that need to confirm identity and/or age.  As a result, we often maintain low margins in our pricing, or bundle services in order to provide competitive pricing and meet the compliance needs of these merchants.

For the three months ended June 30, 2011, our credit card services cost of revenue was almost unchanged compared to the three months ended June 30, 2010, while our credit card revenue increased.  This was related to a combination of factors.  During the three months ended June 30, 2010, we had implemented more aggressive compensation plans for our commissioned sales agents while at the same time we were experiencing negative effects from unfavorable economic conditions.  In some cases our merchants processed lower volumes of transactions.  In other cases we had to reduce pricing in order to maintain business.  Additionally, we acquired portions of the ongoing residual commission rights from several of our existing agents during the last calendar quarter of 2010.  As a result we have lower commission costs related to these agents’ accounts compared to the same periods a year ago which occurred prior to these transactions.

For the three months ended June 30, 2011, our gross profit was $325,160, compared to $498,142 for the three months ended June 30, 2010, representing a decrease of $172,982, or approximately 34.7%.  Our gross profit stated as a percentage of revenues was 63.9% for the three months ended June 30, 2011, compared to 67.4% for the three months ended June 30, 2010.  The decrease in gross profit as a percentage of revenue reflects the effect of the decrease in our ACH service revenue, together with the improvements in our gross profit as a percentage of revenue derived from our credit card services business, which were partially offset by increases in our verification cost of revenue, as previously described.

The following table presents the composition of cost of revenue for the six months ended June 30, 2011 and 2010:

Cost of Revenue:	Six Months Ended June 30, 2011	Percentage	Six Months Ended June 30, 2010	Percentage	Variance Dollars

ACH Services	$98,837	25.9%	$176,995	38.4%	$(78,158)

Verification Services	15,525	4.1%	10,906	2.4%	4,619

Credit Card Services	267,594	70.0%	273,112	59.2	(5,518)

Total Cost of Revenue	$381,956	100.0%	$461,013	100.0%	$(79,057)

For the six months ended June 30, 2011, cost of revenue was $381,956, compared to $461,013 for the six months ended June 30, 2010, representing a decrease of $79,057, or approximately 17.1%.  This decrease is mostly attributable to the decrease in our ACH services business, together with modest reductions related to our cost of credit card services revenue.  We were able to reduce these costs compared to the same period a year ago mostly due to the effect of several acquisitions made late in 2010 in which we acquired portions of the ongoing residual commissions from several of our existing agents.

With respect to our verification services, cost of sales increased slightly for the six months ended June 30, 2011, compared to the same period in the prior year.  For the past year, we have typically sold verification services in conjunction with ACH services for certain types of merchants that need to confirm identity and/or age.  As a result, we often maintain low margins in our pricing, or bundle services in order to provide competitive pricing and meet the compliance needs of these merchants.

For the six months ended June 30, 2011, our credit card services cost of revenue decreased slightly compared to the six months ended June 30, 2010, while our credit card revenue increased.  This was related to a combination of factors.  During the six months ended June 30, 2010, we had implemented more aggressive compensation plans for our commissioned sales agents while at the same time we were experiencing negative effects from unfavorable economic conditions.  In some cases our merchants processed lower volumes of transactions.  In other cases we had to reduce pricing in order to maintain business.  Additionally, we acquired portions of the ongoing residual commission rights from several of our existing agents during the last calendar quarter of 2010.  As a result we have lower commission costs related to these agents’ accounts compared to the same periods a year ago which occurred prior to these transactions.

For the six months ended June 30, 2011, our gross profit was $678,387, compared to $950,043 for the six months ended June 30, 2010, representing a decrease of $271,656, or approximately 28.6%.  Our gross profit stated as a percentage of revenues was 64.0% for the six months ended June 30, 2011, compared to 67.3% for the six months ended June 30, 2010.  Our gross profit percentages remained relatively constant due to the combination of the decrease in our ACH service revenue, together with the improvements in our costs associated with our credit card services business, but were partially offset by increases in our verification cost of revenue, as previously described.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For the three months ended June 30, 2011, operating expenses were $297,517, compared to $294,843 for the three months ended June 30, 2010, representing an increase of $2,674 or approximately 0.9%.  The increase in operating expenses relate to increases in personnel costs of $6,810, amortization expense of $8,223, and other expenses of $9,023, partially offset by decreases in travel expense of $3,252, and commissions and fees expenses of $18,130.

The increases in our personnel costs represented costs associated with our ACH processing staff, which included cost-of-living as well as merit increases in compensation which occurred during the second half of 2010, therefore such increases are not reflected in the three months ended June 30, 2010.  Our amortization expenses increased in conjunction with the continued acquisitions of portfolios of merchant accounts which occurred during the fourth calendar quarter of 2010, and also are not reflected in the three months ended June 30, 2010.  The increase in other operating expenses of $9,023 related to increases such as dues and subscriptions expenses of $1,067, insurance expense of $8,132, repairs of $967, training and seminars of $945, and freight expenses of $110, which were partially offset by decreases in other operating expenses such as employee search expenses of $1,011, computer expenses of $567, depreciation of $447, and bank fees of $182.  The increase in dues and subscriptions represents increased activity in trade organizations and the increase in insurance expense relates to additional costs associated with various of our office facilities, such as increased costs for windstorm and general liability coverage.  We incurred minor repairs associated with our leased facility in Roswell, Georgia for which we pay for a portion of certain types of repairs subject to annual limits.  We also incurred additional costs for training seminars for several of our operations personnel and incurred a modest increase in our freight costs compared to other operating costs during the three months ended June 30, 2011.  The decreases in our employee search expenses represented differences in the timing of various recruitment activities during the first half of 2011 compared to the first half of 2010 related to both the recruitment of sales agents as well as costs in the prior year in search of replacement technical personnel which did not incur during the three months ended June 30, 2011.  The reduction in computer costs represents various upgrades during the prior year that were not recurring during the three months ended June 30, 2011.  We incurred less depreciation expense as some of our office and processing equipment became fully depreciated during 2011, and we incurred less bank fees related mostly to eliminating unnecessary or redundant accounts compared to the same period in the prior year.  The decreases in our travel expenses related mostly to changes we made in the way we conduct our business with our sales agents whereby we utilized internet based sales information systems and conducted webinars and online meetings resulting in less travel expenses.  The reduction in commissions and fees expenses related mostly to the reduction in fees associated with our Thermo Credit loan facility whereby we reduced the outstanding principal balance during the prior year but incurred higher fees during the first half of 2010.

For the six months ended June 30, 2011, operating expenses were $593,171, compared to $594,207 for the three months ended June 30, 2010, representing a decrease of $1,036 or approximately 0.2%.  The decrease in operating expenses relate to decreases in travel expense of $5,985, and commissions and fees expenses of $46,880, partially offset by increases in personnel costs of $14,492, amortization expense of $28,206, and other expenses of $9,131.

The decreases in our travel expenses related mostly to changes we made in the way we conduct our business with our sales agents whereby we utilized internet based sales information systems and conducted webinars and online meetings resulting in less travel expenses.  The reduction in commissions and fees expenses related mostly to the reduction in fees associated with our Thermo Credit loan facility whereby we reduced the outstanding principal balance during the prior year but incurred higher fees during the first half of 2010. These decreases were partially offset by increases in our personnel costs represented costs associated with our ACH processing staff, which included cost-of-living as well as merit increases in compensation which occurred during the second half of 2010 so such increases are not reflected in the six months ended June 30, 2010.  Our amortization expenses increased in conjunction the continued acquisitions of portfolios of merchant accounts which occurred during the fourth calendar quarter of 2010, and also are not reflected in the six months ended June 30, 2010.  The increase in other operating expenses of $9,131 related to increases such as bad debt expenses of $4,421, insurance expenses of $8,069, employee search expenses of $1,243, repairs of $967, training seminars of $815, license and permits of $244, and dues and subscriptions of $180, which were partially offset by decreases in other operating expenses such as freight expenses of $2,916, office expenses of $2,659, computer expenses of $1,015, and telephone expenses of $718.  The increase in bad debt expense represents some write-offs of uncollectible accounts during the first quarter of 2011, and the increase in insurance relates to additional costs associated with various of our office facilities, such as increased costs for windstorm and general liability coverage.  The increase in employee search expenses related more to the timing of expenditures during the first half of 2011 compared to the first half of 2010, as previously described.  We incurred minor repairs associated with our leased facility in Roswell, Georgia in which we pay for a portion of certain types of repairs subject to annual limits.  We also incurred additional costs for training seminars for several of our operations personnel and incurred modest increases in certain permit fees and trade association dues compared to other operating costs during the six months ended June 30, 2010.

Selling, General, and Administrative Expenses

For the three months ended June 30, 2011, our selling, general, and administrative expenses were $178,094, compared to $166,103 for the three months ended June 30, 2010, representing an increase of $11,991, or approximately 7.2%.  This increase is mostly due to increases in legal and accounting expenses of $12,814 and other selling, general and administrative expenses of $5,976, partially offset by decreases in personnel costs of $4,999, and marketing expenses of $1,800.  The increase in our legal and accounting expenses relates partially to increases in our annual audit fees and the associated legal review costs, together with additional costs incurred in conjunction with our reverse stock split, costs associated with our efforts to obtain additional financing and our continued efforts to obtain more revenue through acquisitions.  The increase in other selling, general, and administrative costs of $9,291 included increases in investor relations costs of $3,193 together with meals and entertainment of $3,046.  Our investor relations costs were mostly related to the cost of effecting our 1 for 10 reverse stock split at which time we retained a full service transfer agent and no longer process our stock transactions internally.  We also incurred additional meals and entertainment costs associated with our efforts to obtain additional financing and various meetings and events associated with our efforts to acquire more businesses and/or asset portfolios.  The decrease in our personnel costs relates mostly to the reduction of certain administrative functions during 2010 that were either duplicative or outsourced in a more cost-effective manner.  The decreases in our marketing costs represented reductions in the size of some of our advertisements in trade publications that have not produced results that met our expectations.

For the six months ended June 30, 2011, our selling, general, and administrative expenses were $343,231, compared to $334,778 for the six months ended June 30, 2010, representing an increase of $8,453, or approximately 2.5%.  This increase is mostly due to increases in legal and accounting expenses of $1,942, marketing expenses of $2,012, and other selling, general and administrative expenses of $8,895, partially offset by decreases in personnel costs of $4,396.  The increase in our legal and accounting expenses relates partially to increases in our annual audit fees and the associated legal review costs, together with additional costs we incurred in conjunction with our reverse stock split and costs associated with our efforts to obtain additional financing as well as our continued efforts to obtain more revenue through acquisitions.  Although we made some changes that decreased our marketing expenses during the three months ended June 30, 2011, over the six months ended June 30, 2011, marketing expenses increased, reflecting modest overall increases in our marketing efforts as we have made various changes in advertising vendors in order to obtain new and different leads for both merchants and sales agents.  The increase in other selling, general, and administrative costs of $8,895 included increases in investor relations costs of $3,193 together with meals and entertainment of $5,249, partially offset by decreases in business gifts of $313, and postage costs of $311.  Our investor relations costs were mostly related to the cost of effecting our 1 for 10 reverse stock split at which time we retained a full service transfer agent and no longer process our stock transactions internally.  We also incurred additional meals and entertainment costs associated with our efforts to obtain additional financing and various meetings and events associated with our efforts to acquire more businesses and/or asset portfolios.  The decreases in business gifts and postage expenses was partially due to the cost cutting effect of our increased utilization of web-based systems to communicate with our sales agents.  Postage expenses were also lower compared to the same figure a year ago when we were completing our $1 million private equity offering and incurred additional costs associated with disseminating materials to investors.  The decrease in our personnel costs relates mostly to the reduction of certain administrative functions during 2010 that were either duplicative or outsourced in a more cost-effective manner.

Results of Operations

We reported a net loss for the three months ended June 30, 2011, of $249,399 compared to $90,814 for the three months ended June 30, 2010, representing an increase of $158,585.  For the six months ended June 30, 2011, our net loss was $458,667 compared to $244,452 for the six months ended June 30, 2010, representing an increase of $214,215.  The increase in our net losses are mostly attributable to the decrease in our ACH services revenue, partially offset by increases in our credit card services revenue compared to the same period in the prior year.  We also recognize significant amortization expenses related to our acquisitions of intangible assets.  Following the completion of our private equity offering in 2010, we reduced our outstanding principal indebtedness, and accordingly our interest expense has been reduced compared to the same period in the prior year.  Additionally, we have not recorded any tax benefit in our financial statements for the three months or the six months ended June 30, 2011, whereas our net loss for the same periods in the prior year included a tax benefit of $9,267 and $43,435, respectively, for the three months and six months ended June 30, 2010.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the six months ended June 30, 2011, was $39,281 compared to $46,614 for the six months ended June 30, 2010, or a decrease of $7,333.  The decrease in cash provided by operating activities is due mostly to the increase in our net loss of $214,215 together with the various adjustments necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For the six months ended June 30, 2011, adjustments decreasing our net loss of $458,667 included depreciation and amortization of $336,671, the decrease in trade receivables of $37,439, and the increase in accounts payable and accrued liabilities of $132,388, offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $21,303.

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

Net cash used in investing activities was $500 for the six months ended June 30, 2011 and $96,576 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, we paid a small deposit in conjunction with retaining a stock transfer agent.  During the six months ended June 30, 2010, we completed the purchase of an interest in a portfolio of merchant credit card processing accounts and made improvements to our some of our customer relations software systems.

Net cash used in financing activities was $51,859 for the six months ended June 30, 2011, compared to cash provided in financing activities of $1,391 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, we received proceeds of  $17,500 from sales of restricted stock, and received $213,500 of proceeds related to loans, which included a loan made in conjunction with an asset portfolio transaction of $113,500 and an increase of $100,000 in our line of credit with one of our banks,.  We reduced our notes payable by $240,000 in exchange for restricted stock, and repaid $522,859 of principal on our existing notes payable.  During the six months ended June 30, 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $94,000 which helped facilitate the initial purchase price of the portfolio asset previously described.  We also repaid $994,204 in outstanding principal, comprised mostly of a reduction of $920,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $72,520 of outstanding notes payable with shareholders, and received $3,000 in proceeds from the exercise of employee stock options.

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

To date we have financed our capital expenditure needs from a combination of cash flows generated from our operations and various financings and/or investments we have received mostly from out significant shareholders.  At this time, we believe we have sufficient operations and existing non-restricted cash to fund our needs for the next 12 months.

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

In March 2011, we reported on Form 8-K that we signed a Letter of Intent to acquire Unified Processing LLC (Unified), in an effort to further expand our payment services business.  Since that time we have continued to negotiate final terms of an agreement and secure the necessary financing to complete a transaction.  Going forward, we expect to begin utilizing our public company status more effectively to enhance our ability to obtain working capital and facilitate acquisitions more effectively than could be accomplished as a private entity.  At this time, although we acknowledge our continued negotiations with Unified, we currently have no final understanding, arrangement, or agreement to make any acquisitions, but continue to actively seek such opportunities as a means to accelerate our revenue and earnings growth.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, and that have not been reported in a Form 8-K.  Please refer to our Form 8-K filed with the SEC on March 4, 2010 for information regarding our private placement of common stock that closed on February 28, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Please see the exhibit index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ESYSTEMS, INC.

Date: August 22, 2011	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Number	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

32.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

(*)	Filed herewith.

(**)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.