Form 10-Q
period 2011-09-30
United eSystems, Inc.
filed 2011-11-21
CIK 1171357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 21, 2011, 4,192,145 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

UNITED ESYSTEMS, INC.
FORM 10-Q
September 30, 2011

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ESYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$108,478	$137,732
Restricted Cash	195,795	406,594
Trade Receivables, net	41,494	66,838
Deferred Tax Asset, current	--	--
Prepaid Interest	251,665	20,000
Prepaid Expenses	29,334	11,877

Total Current Assets	626,766	643,041

PROPERTY AND EQUIPMENT, NET	12,946	26,369

OTHER ASSETS
Intangible Assets, net	3,993,295	4,465,934
Deferred Tax Asset, Non-current	--	--
Other	63,815	63,315

Total Assets	$4,696,822	$5,198,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACH Settlements Payable	$175,690	$378,988
Current Portion Long-Term Debt	657,466	867,484
Accounts Payable and Accrued Liabilities	309,004	54,325
Customers’ Deposits	20,105	27,605

Total Current Liabilities	1,162,265	1,328,402

LONG TERM LIABILITIES
Notes Payable	3,016,529	3,221,841
Deferred Tax Liabilities, non-current	3,051	3,051

Total Liabilities	4,181,845	4,553,294

STOCKHOLDERS’ EQUITY
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized, 4,192,145 and 3,944,513 shares Issued and Outstanding at September 30, 2011 and December 31, 2010	39,710	39,445
Additional Paid-In Capital	2,273,746	1,743,761
Retained Earnings	(1,798,479)	(1,137,841)

Total Stockholders’ Equity	514,977	645,365

Total Liabilities and Stockholders’ Equity	$4,696,822	$5,198,659
The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
ACH Services	$107,382	$355,259	$294,745	$969,485
Verification Services	3,089	50	16,420	29,717
Credit Card Services	422,869	402,915	1,282,518	1,170,079
Total Revenues	533,340	758,224	1,593,683	2,169,281

Cost of Revenues	207,108	268,549	589,064	729,562

Gross Profit	326,232	489,675	1,004,619	1,439,719

Expenses:
Operating
Personnel costs	44,185	37,375	129,157	107,675
Travel expense	3,304	10,392	23,115	36,187
Amortization expense	149,858	152,208	476,600	450,744
Commissions and fees expense	17,406	27,219	53,956	110,650
Other	58,565	63,610	196,412	183,181
Total Operating Expenses	273,318	290,804	879,240	888,437

Selling, General & Administrative
Personnel costs	122,702	123,070	377,691	382,456
Legal and accounting expenses	14,267	14,984	72,150	70,925
Marketing	5,613	6,729	19,954	19,058
Other	7,559	950	10,825	4,625
Total Selling, General & Administrative	150,141	145,733	480,620	477,064

Total Expenses	423,459	436,537	1,359,860	1,365,501

(Loss) Income from operations	(97,227)	53,138	(355,241)	74,218

Other Income (expense):
Interest Income	3	3	26	468
Interest Expense	(104,748)	(140,692)	(305,423)	(450,103)

Net Loss before income taxes	(207,972)	(87,551)	(660,638)	(375,417)

Income tax benefit (expense)	--	(284,262)	--	(240,784)

Net Loss	$(201,972)	$(371,813)	$(660,638)	$(616,201)

Net Loss per Share	$(.05)	$(.01)	$(.16)	$(.02)

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2010	3,427,263	$34,272	$847,339	$(179,075)	$702,536

Private Placement Equity Offering	507,250	5,073	893,522	-	898,595

Employees’ Exercise of stock options	10,000	10	2,990	-	300

Net Loss	-	-	-	(616,201)	(616,201)

Balance at September 30, 2010	3,944,513	$39,355	$1,743,851	$(795,276)	$987,930

Balance at January 1, 2011	3,944,513	$39,445	$1,743,761	$(1,137,841)	$645,365

Stock Issued to Employees	6,375	6	12,744	-	12,750

Shares issued in conjunction with reverse stock split	7	-	-	-	-

Proceeds from stock issued	8,750	9	17,491	-	17,500

Stock Issued to reduce notes payable	250,000	250	499,750	-	500,000

Net Loss	-	-	-	(660,638)	(660,638)

Balance at September 30, 2011	4,209,645	$39,710	$2,273,746	$(1,798,479)	$514,977

The accompanying notes are an integral part of these financial statements.

UNITED ESYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(660,638)	$(616,201)
Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Depreciation and Amortization	490,663	477,720
Decrease in Trade Receivables	25,344	38,797
Increase in Prepaid Expenses	(17,457)	(2,300)
Compensation expense related to employee stock issued	12,752
Decrease in Prepaid Interest	8,335	78,000
Decrease (Increase) in Restricted Cash	210,799	(35,219)
Increase in Deferred Tax Asset	--	240,785
(Decrease) Increase in ACH Settlements Payable	(203,298)	19,219
Increase (Decrease) in Accounts Payable and accrued liabilities	254,679	(60,297)
(Decrease) Increase in Customer Deposits	(7,500)	16,000
Net Cash Provided by Operating Activities	113,679	156,504

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(640)	(5,005)
Acquisition of portfolio assets	(3,960)	(94,080)
Cash paid for other assets	(500)	--
Net Cash Used in Investing Activities	(5,100)	(99,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from restricted stock	17,500	898,595
Proceeds from notes payable	213,500	94,000
Stock issued to reduce notes payable	240,000	--
Proceeds from Employee Exercise of Stock Options	--	3,000
Principal paid on notes payable	(608,833)	(1,017,229)
Net Cash Used In Financing Activities	(137,833)	(21,634)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,254)	35,785

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	137,732	228,213
CASH AND CASH EQUIVALENTS – END OF PERIOD	$108,478	$263,998

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest	$200,675	$372,103
Cash Paid During the Period for Taxes	$--	$15,000
NON-CASH TRANSACTIONS
Exchange of 250,000 shares of common stock for debt	$240,000	$--

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

As part of the purchase, the Company acquired $3,402,925 of identified intangibles.  The value allocated to customer relationships and contracts created as a result of the acquisition of NDS is being amortized over its estimated useful life of ten years.  Amortization expense related to NDS for the three months and nine months ended September 30, 2011 was $78,360 and $235,080, respectively.

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

The Company accounted for this transaction as an asset purchase and the purchase price, which is based upon the total consideration paid, is included on its consolidated balance sheet as Intangible Assets.  The purchase price is amortized over a ten year period, commencing September 17, 2008.  Amortization expense related to the Portfolio Asset Purchase for the three months and nine months ended September 30, 2011, was $56,208 and $168,624, respectively.

On February 5, 2010, the Company acquired a 50% interest in a portfolio of credit card merchant accounts from Mr. Leo Daboub.  The Company obtained all of Mr. Daboub’s rights pursuant to a contract between Mr. Daboub and one of the Company’s vendors, a non-bank credit card processor.  Pursuant to the purchase, the Company now receives a portion of the fees associated with the credit card processing services provided to this portfolio of merchants. The Company paid $94,080 in cash at closing.  The transaction was accounted for as an asset purchase based on the total consideration paid at closing of $94,080 in cash amortized over a period of 16 months.  The asset was fully amortized during the second calendar quarter of 2011, and accordingly, the Company recognized amortization expense for the three months and nine months ended September 30, 2011, of $0 and $29,400, respectively.

On November 5, 2010, the Company entered into a purchase agreement whereby it acquired all of the rights to residual commissions related to a portfolio of accounts from Equicel Incorporated, one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $27,683 at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized amortization expense for the three months and nine months ended September 30, 2011, of $8,305 and $24,915, respectively.

On November 24, 2010, the Company entered into a purchase agreement whereby it acquired 90% of the rights to residual commissions related to a portfolio of accounts from Elite Merchant Services, Inc., one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $19,325 in cash at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized amortization expense for the three months and nine months ended September 30, 2011, of $5,798 and $17,394, respectively.

On July 2, 2011, the Company entered into a purchase agreement whereby it acquired 100% of the rights to residual commissions related to a portfolio of accounts from one of its existing independent sales agents.  Pursuant to the agreement, the Company paid $3,960 in cash at closing.  The transaction was accounted for as an asset purchase based on the consideration paid at closing and was amortized over a period of ten months.  The Company recognized amortization expense of $1,188 for the three months and nine months ended September 30, 2011.

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

As a result of the transactions described above, the total amount due to these shareholders was $17,500 at September 30, 2011.

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

On April 8, 2011, the Company amended its Share Purchase Note with the former shareholders of NDS whereby the due date of the outstanding principal note of $2,670,000 was extended from August 23, 2011 until August 23, 2014, in exchange for 130,000 shares of the Company’s restricted common stock.  The interest rate was adjusted from 9.5% to 10.6%, and the outstanding principal balance was reduced by $240,000 in exchange for 120,000 additional shares of restricted common stock.  As a result, the Company will continue to make regular monthly payments of interest only on the remaining principal balance of $2,435,000 which will amount to approximately $21,509, compared to the monthly payments of approximately $21,177 it has been making since 2009.  Additionally, the Company agreed that the repayment of the note will now be secured by all of the Company’s assets.  As a result of these transactions the Company recorded prepaid interest of $260,000 in conjunction with the stock issued in exchange for the extension of the due date on the note, which is being amortized over the three year extension period.  The remaining outstanding principal balance of the note was $2,435,000 as of September 30, 2011.

NDS Acquisition – Sorrentino Note

On August 22, 2008, in order to facilitate the cash payment due at the closing of the acquisition of NDS, the Company issued a non-interest bearing secured promissory note (the “Sorrentino Note”) and entered into and closed a security agreement (the “Security Agreement”) with Robert J. Sorrentino, one of the Company’s shareholders.  The terms of the Sorrentino Note provide that the Company may draw up to $500,000 from Sorrentino with advanced written notice to and subject to the approval of Sorrentino for a period of up to seven months.  The Company drew $280,000 immediately upon issuance of the Sorrentino Note.  Commencing on the seven-month anniversary of the issue date of the Sorrentino Note, the Company will make 24 equal monthly installments in an amount sufficient to repay the entire outstanding principal balance during such 24 month period.  The Sorrentino Note is secured by the Security Agreement, which grants Sorrentino a security interest in all of the assets existing, owned, or hereafter acquired by the Company.  In lieu of payment of interest, the Company granted Sorrentino 4,800,000 shares of its common stock with an estimated fair value of $0.05 per share.  The Company has recognized the value of the shares issued ($240,000) as prepaid interest, and is amortizing this amount over the total life of the note of 30 months.  On May 27, 2009, the Company executed an Amendment to the Loan Agreement with Sorrentino (“Sorrentino Amendment”) which reduced the amount of monthly principal payments as provided for in the original Sorrentino Note.   Under the Sorrentino Amendment, the Company made an initial payment of $15,350 in principal and began making monthly principal payments of $7,675 thereafter, continuing through February 28, 2011, at which time the note is considered due on demand, and the Company continued to make its minimum payments of $7,675.  For the nine months ended September 30, 2011, the Company made principal payments of $69,075, thereby reducing the outstanding principal balance of these notes to $93,250.

On December 28, 2010, the Company entered into a Loan Agreement with Mr. Sorrentino in the amount of $500,000 for the purpose of reducing its existing note payable with Thermo Credit, LLC.  The terms of the note provide that the Company will make monthly principal payment, commencing January 29, 2011, of $13,889, together with accrued interest at the greater of 12% per annum, or the 30-day LIBOR rate as published in the Wall Street Journal, plus 1,075 basis points, for a period of 36 months.  The loan is secured by the Company’s assets and matures December 28, 2013.  As of September 30, 2011, the outstanding principal balance on this Loan Agreement was $375,000.

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

On December 29, 2010, the Company entered into an amendment to its existing Note with Thermo Credit, LLC whereby, in conjunction with a principal payment of $510,000 made at closing, it amended the terms of the Note such that its remaining outstanding principal balance of $500,000 is repaid in monthly installments of $17,579, at 16% per annum, over a period of 36 months, maturing December 29, 2013.  As of September 30, 2011, the outstanding principal balance on the Note with Thermo Credit, LLC was $432,307.

Sledz Trust Note

On March 4, 2011, the Company entered into a promissory note with Kelda Sledz Trust, whereby the Company received proceeds of $113,500.  The note calls for sixteen monthly payments of $7,094, plus interest, computed on the outstanding principal balance and based upon an interest rate of 3.5% per annum.  As of September 30, 2011, the outstanding principal balance on the Sledz Trust Note was $70,938.

Guaranty Bank Line of Credit

On June 27, 2011, the Company was granted an increase in its line of credit at Guaranty Savings Bank to $250,000.  The note bears interest at 3.14% per annum and requires monthly payments of interest only.  The line of credit is annually renewable and secured by the assets of one of the Company’s significant shareholders.

NOTE 6 — INCENTIVE STOCK & OPTIONS

On March 30, 2005, the Company entered into a non-qualified stock option agreement, whereby the Company granted 312,000 options to its CFO.  On February 15, 2006, the Company entered into non-qualified stock option agreements with four key employees, granting a total of 9,000 options, which included 3,250 options to its CFO.  All of the options have an exercise price of $.30 per share, and were fully vested as of the date of the grant.  The option agreements terminate five years from the date they were granted.  During 2009 and 2010, a total of 4,250 and 10,000 shares of these non-qualified stock options were exercised, respectively.  The options exercised in 2010 were previously granted in 2005 to the CFO.  During 2010 all of these non-qualified options were either exercised or expired unexercised, such that there were no remaining non-qualified options outstanding at December 31, 2010.

On August 20, 2008, the Board of Directors adopted the 2008 Incentive Stock Plan and granted at total of 115,700 options to employees of United.  All of the options have an exercise price of $.50 per share and were fully vested as of the date of the grant.  The options terminate five years from the date granted.  None of these options have been exercised.  Therefore, there were a total of 115,700 of these options unexercised and outstanding at September 30, 2011.

There were no options granted during the three months and nine months ended September 30, 2011 and there was no compensation expense charged to operations related to stock options during the three months and nine months ended September 30, 2011.

For the nine months ended September 30, 2011, the Company issued a total of 6,375 shares of restricted common stock to a total of nine of its employees.  The Company valued the stock at $2.00 per share and recorded a total $12,750 of compensation expense related to the shares issued.

NOTE 7 — SIGNIFICANT CONCENTRATIONS

Cash

At September 30, 2011, and December 31, 2010, the Company maintained balances with financial institutions in excess of FDIC insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Major Customers

During the three months and nine months ended September 30, 2011, the Company had no transactions with any one customer that amounted to 10% or more of the Company’s gross revenue.

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

NOTE 10 — EARNINGS PER SHARE

For earnings per share calculations, the weighted average common shares outstanding amounted to 4,192,145, and 4,098,022, for the three months and nine months ended September 30, 2011, respectively.  The weighted average common shares outstanding were 3,934,513 and 3,824,887, for the three months and nine months ended September 30, 2010, respectively.  Options to purchase 115,700 shares at $.50 per share were outstanding during the three months and nine months ended September 30, 2011, but were not included in the computation of diluted earnings per share because the options’ weighted average exercise price was greater than the estimated market price of the common shares.

On January 19, 2011, a total of 6,375 common shares were issued to employees pursuant to the Company’s 2008 ISO Plan.

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

Three Months and Nine Months Ended September 30, 2011 compared to the Three Months and Nine Months Ended September 30, 2010

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

For the three months ended September 30, 2011, revenues were $533,340, compared to $758,224 for the three months ended September 30, 2010, representing a decrease of $224,884, or approximately 29.7%.  This decrease is mostly related to the decrease in ACH Services of $247,877, partially offset by the increase in verification services of $3,039 and the increase in credit card services of $19,954.  The increase in credit card services related mostly to increases new business we obtained as a result of changes we made to some of our compensation plans as well as enhancements made to provide better supporting resources for our independent sales agents.  These changes included improvements in the amount of initial compensation paid on new accounts, provided more commission options for our agents to select, and made improvements to our online agent support and management website.  The reductions in our ACH revenues are mostly related to reductions in ACH transactions experienced by some of our internet based merchants as they reacted to changes resulting from new legislation regarding the manner in which online marketing may be conducted and new restrictions on how consumer information may be captured or transferred in conjunction with internet transactions.  These decreases in ACH revenues were also partially offset by modest increases in our verification services as some of these internet merchants resumed utilization in of our verification services to improve the conversion quality of their ACH transactions.

For the nine months ended September 30, 2011, revenues were $1,593,683, compared to $2,169,281 for the nine months ended September 30, 2010, representing a decrease of $575,598, or approximately 26.5%.  This decrease is mostly related to the decrease in ACH Services of $674,740, together with the decrease in verification services of $13,297, partially offset by the increase in credit card services of $112,439.  The increase in credit card services related mostly to increases in new business we obtained as a result of changes we made to some of our compensation plans and other improvements made to support our sales agents, as previously described.  The reductions in our ACH and verification revenues are mostly related to reductions in ACH transactions experienced by some of our internet based merchants as they reacted to changes resulting from new legislation regarding the manner in which online marketing may be conducted and new restrictions on how consumer information may be captured or transferred in conjunction with internet transactions.

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

The following table presents the composition of cost of revenue for the three months ended September 30, 2011 and 2010:

Cost of Revenue:	Three Months Ended September 30, 2011	Percentage	Three Months Ended September 30, 2010	Percentage	Variance Dollars

ACH Services	$62,503	30.2%	$145,541	54.2%	$(83,038)

Verification Services	5,644	2.7%	52	--%	5,592

Credit Card Services	138,961	67.1%	122,956	45.8	16,005

Total Cost of Revenue	$207,108	100.0%	$268,549	100.0%	$(61,441)

For the three months ended September 30, 2011, cost of revenues was $207,108, compared to $268,549 for the three months ended September 30, 2010, representing a decrease of $61,441, or approximately 22.9%.  This decrease is mostly attributable to the decrease in our ACH services business, partially offset by increases in our verification and credit card services.  The increases in verification services were partly a result of the increase in verification service revenue compared to the three months ended September 30, 2010, together with certain minimum contract costs we incur related to maintaining these services.  The increases in our credit card services costs related mostly to the increase in the volume of credit card services we provided compared to the same period in the prior year

We have typically sold verification services in conjunction with ACH services for certain types of merchants that need to confirm identity and/or age.  As a result, we often maintain low margins in our pricing, or bundle services in order to provide competitive pricing and meet the compliance needs of these merchants.  As a result our verification service costs exceeded our verification services revenue for the three months ended September 30, 2011.

For the three months ended September 30, 2011, our gross profit was $326,232, compared to $489,675 for the three months ended September 30, 2010, representing a decrease of $163,443, or approximately 33.4%.  Our gross profit stated as a percentage of revenues was 61.2% for the three months ended September 30, 2011, compared to 64.6% for the three months ended September 30, 2010.  The decrease in gross profit as a percentage of revenue reflects the effect of the decrease in our ACH service revenue, together with the improvements in our gross profit as a percentage of revenue derived from our credit card services business, which were partially offset by increases in our verification cost of revenue, as previously described.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2011 and 2010:

Cost of Revenue:	Nine Months Ended September 30, 2011	Percentage	Nine Months Ended September 30, 2010	Percentage	Variance Dollars

ACH Services	$161,340	27.4%	$322,519	44.2%	$(161,179)

Verification Services	21,170	3.6%	10,957	1.5%	10,213

Credit Card Services	406,554	69.0%	396,086	54.3	10,468

Total Cost of Revenue	$589,064	100.0%	$729,562	100.0%	$(140,498)

For the nine months ended September 30, 2011, cost of revenues was $589,064, compared to $729,562 for the nine months ended September 30, 2010, representing a decrease of $140,498, or approximately 19.3%.  This decrease is mostly attributable to the decrease in our ACH services costs related to the decreases in our ACH services business, partially offset by increases related to our costs of verification services and credit card services.

With respect to our verification services, cost of sales increased for the nine months ended September 30, 2011, compared to the same period in the prior year.  For the past year, we have typically sold verification services in conjunction with ACH services for certain types of merchants that need to confirm identity and/or age.  As a result, we often maintain low margins or in some cases negative margins in our pricing, or bundle services in order to provide competitive pricing and meet the compliance needs of these merchants.

For the nine months ended September 30, 2011, our credit card services cost of revenue increased slightly compared to the nine months ended September 30, 2010, in conjunction with increases in our credit card revenue.  However, the increase in our credit card service costs was not proportional to the larger increase in our credit card services revenue.  During the nine months ended September 30, 2010, we had implemented more aggressive compensation plans for our commissioned sales agents while at the same time we were experiencing negative effects from unfavorable economic conditions.  As a result we temporarily experienced lower margins on new accounts we obtained during the first six months of 2011, as compared to the three months ended September 30, 2011.

For the nine months ended September 30, 2011, our gross profit was $1,004,619, compared to $1,439,719 for the nine months ended September 30, 2010, representing a decrease of $435,100, or approximately 30.2%.  Our gross profit stated as a percentage of revenues was 63.0% for the nine months ended September 30, 2011, compared to 66.4% for the nine months ended September 30, 2010.  Our gross profit percentages decreased slightly due to the combination of the decrease in our ACH service revenue, together with the improvements in our costs associated with our credit card services business, but were partially offset by increases in our verification cost of revenue, as previously described.

Operating Expenses

Operating expenses include costs of personnel, computer maintenance and expenses, supplies, internet services, delivery charges, telecommunications expenses, travel, and other costs associated with our payment services operations.

For the three months ended September 30, 2011, operating expenses were $273,318, compared to $290,804 for the three months ended September 30, 2010, representing a decrease of $17,486 or approximately 6.0%.  The decrease in operating expenses relate to decreases in travel expense of $7,088, amortization expense of $2,350, commissions and fees expenses of $9,813, and other expenses of $5,045, partially offset by increases in personnel costs of $6,810.

The decreases in our travel expenses related mostly to changes we made in the way we conduct our business with our sales agents whereby we utilized internet based sales information systems and conducted webinars and online meetings resulting in less travel expenses.  The reduction in amortization expense reflects that several of our small portfolio acquisitions had become fully amortized during the second quarter of 2011, resulting in less amortization expense for the current quarter forward.  The reduction in commissions and fees expenses related mostly to the reduction in fees associated with our Thermo Credit loan facility whereby we reduced the outstanding principal balance during the prior year but incurred higher fees during the first half of 2010.

The decrease in other operating expenses of $5,045 related to decreases such as computer expenses of $1,498, office leases of $2,000, office expenses of $3,107, telephone expenses of $595, donations of $500, training expenses of $450, freight expenses of $267, and bank fees of $145, partially offset by increases dues and subscriptions expenses of $1,718, insurance expense of $2,051, and depreciation of $235.

The reduction in computer costs represents various upgrades during the prior year that were not recurring during the three months ended September 30, 2011.  Our lease expenses were reduced as a result of negotiating lower monthly costs on our existing office space at our Roswell, Georgia facility where we conduct our credit card services business.  We also reduced various office expenses by changing the way we communicated with merchants to reduce the utilization of office supplies.  Telephone expenses were reduced by changes we have made in some of our service plans which reduce the amount of long distance charges we incur.  We reduced certain business donations we had made in the prior year as a cost cutting measure, as well as reduce the frequency of certain training seminars some of our employees attended.  Our freight costs decreased in conjunction with changes previously described in which we have moved to a lower utilization of paper based supplies and correspondence with our merchants and sales prospecting, and incurred less bank fees related mostly to eliminating unnecessary or redundant accounts compared to the same period in the prior year.  The increases in dues and subscriptions represents increased activity related to subscriptions with various online sales prospecting services and the increase in insurance expense relates to additional costs associated with various of our office facilities, such as increased costs for windstorm and general liability coverage.

The increases in our personnel costs represented costs associated with our ACH processing staff, which included cost-of-living as well as merit increases in compensation which occurred during the second half of 2010 so such increases are not fully reflected in the three months ended September 30, 2010.  Our amortization expenses increased in conjunction the continued acquisitions of portfolios of merchant accounts which occurred during the fourth calendar quarter of 2010, and also are not reflected in the three months ended September 30, 2010.

For the nine months ended September 30, 2011, operating expenses were $879,240, compared to $888,437 for the nine months ended September 30, 2010, representing a decrease of $9,197 or approximately 1.0%.

The decrease in operating expenses related to decreases in travel expense of $13,072, and commissions and fees expenses of $48,694, partially offset by increases in personnel costs of $21,482, amortization expense of $25,856, and other expenses of $5,231.

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

The increases in our personnel costs represented costs associated with our ACH processing staff, which included cost-of-living as well as merit increases in compensation which occurred during the second half of 2010 so such increases are not fully reflected in the nine months ended September 30, 2010.  Our amortization expenses increased in conjunction the continued acquisitions of portfolios of merchant accounts which occurred during the fourth calendar quarter of 2010, and also are not reflected in the nine months ended September 30, 2010.  The increase in other operating expenses of $5,231 related to increases such as bad debt expenses of $4,421, insurance expenses of $10,120, dues and subscriptions of $1,898, employee search expenses of $1,243, repairs of $967, depreciation of $749, training seminars of $365, and license and permits of $396, which were partially offset by decreases in other operating expenses such as freight expenses of $3,182, office expenses of $5,396, computer expenses of $2,512, lease expenses of $2,000, telephone expenses of $1,313, bank charges of $539, and donations of $500.

The increase in bad debt expense represents write-offs of uncollectible accounts during the first quarter of 2011, and the increase in insurance relates to additional costs associated with various of our office facilities, such as increased costs for windstorm and general liability coverage.  The increase in dues and subscriptions related mostly to utilization of online sales prospecting services, while employee search expenses related more to the timing of expenditures during the first half of 2011 compared to the first half of 2010.  We incurred minor repairs associated with our leased facility in Roswell, Georgia in which we pay for a portion of certain types of repairs subject to annual limits.  We also incurred additional costs for training seminars for several of our operations personnel and incurred modest increases in certain permit fees and trade association dues compared to other operating costs during the nine months ended September 30, 2010.  The decreases in freight expenses, as well as office and telephone expenses, related to changes in how we corresponded with merchants and the manner in which we conducted some of our sales prospecting activities.  Reductions in our computer expenses related to higher expenses incurred in the prior year rather than reductions in the current year.  We reduced our lease cost by negotiating lower monthly rates on our exiting office facility in Roswell, Georgia where we conduct our credit card services business.  We also discontinued certain business donations that occurred during the prior year, and eliminated or reduced various bank fees by eliminating redundant or unnecessary costs from our operations for the nine months ended September 30, 2011.

Selling, General, and Administrative Expenses

For the three months ended September 30, 2011, our selling, general, and administrative expenses were $150,141, compared to $145,733 for the three months ended September 30, 2010, representing an increase of $4,408, or approximately 3.0%.  This increase is mostly due to increases in other selling, general and administrative expenses of $6,609, partially offset by decreases in personnel costs of $368, legal and accounting expenses of $717, and marketing expenses of $1,116.

The increase in other selling, general, and administrative costs of $6,609 included increases in investor relations costs of $798 together with increases in SEC filing fees of $5,363, and business gifts of $94, partially offset by decreases in meals and entertainment of $268, postage of $122.  Our investor relations costs and SEC filing fees were mostly related to the cost of effecting our 1 for 10 reverse stock split at which time we retained a full service transfer agent and no longer process our stock transactions internally.  We reduced our meals and entertainment costs associated with our overall cost saving efforts, and had lower postage costs associates with the reduction in overall utilization of paper supplies in our business communications.

The decrease in our personnel costs relates mostly to the reduction of certain administrative functions during 2010 that were either duplicative or outsourced in a more cost effective manner.  Our legal and accounting costs were lower in conjunction with a reduced amount of acquisition activities compared to the same period in the prior year.  The decreases in our marketing costs represented reductions in the size of some of our advertisements in trade publications that have not produced results that met our expectations.

For the nine months ended September 30, 2011, our selling, general, and administrative expenses were $480,620, compared to $477,064 for the nine months ended September 30, 2010, representing an increase of $3,556, or approximately 0.7%.  This increase is mostly due to increases in legal and accounting expenses of $1,225, marketing expenses of $896, and other selling, general and administrative expenses of $6,200, partially offset by decreases in personnel costs of $4,765.

The increase in our legal and accounting expenses relates partially to increases in our annual audit fees and the associated legal review costs, together with additional costs we incurred in conjunction with our reverse stock split and costs associated with our efforts to obtain additional financing as well as our continued efforts to obtain more revenue through acquisitions.  Although we made some changes that decreased our marketing expenses during the three months ended June 30, 2011, over the nine months ended September 30, 2011, marketing expenses increased, reflecting modest overall increases in our marketing efforts as we have made various changes in advertising vendors in order to obtain new and different leads for both merchants and sales agents.

The increase in other selling, general, and administrative costs of $6,200 included increases in investor relations costs of $3,991, and SEC filing fees of $5,649, partially offset by decreases in business gifts of $219, and postage costs of $433.  Our investor relations costs were mostly related to the cost of affecting our 1 for 10 reverse stock split, at which time we retained a full service transfer agent and no longer process our stock transactions internally.  The decreases in business gifts and postage expenses were partially due to the cost cutting effect of our increased utilization of web-based systems to communicate with our sales agents.  Postage expenses were also lower compared to the same figure a year ago when we were completing our $1 million private equity offering and incurred additional costs associated with disseminating materials to investors.  The decrease in our personnel costs relates mostly to the reduction of certain administrative functions during 2010 that were either duplicative or outsourced in a more cost effective manner.

Results of Operations

We reported a net loss for the three months ended September 30, 2011, of $201,972 compared to $371,813 for the three months ended September 30, 2010, representing a decrease of $169,841.  The decrease in our net loss was mostly attributable to reduction of $284,262 in our income expense compared to the prior year quarter, partially offset by the net reduction in our ACH service business as previously described.  For the nine months ended September 30, 2011, our net loss was $660,638 compared to $616,201 for the nine months ended September 30, 2010, representing an increase of $44,437.  The increase in our net losses are mostly attributable to the decrease in our ACH services revenue, partially offset by increases in our credit card services revenue compared to the same period in the prior year.  We also recognize significant amortization expenses related to our acquisitions of intangible assets.  Following the completion of our private equity offering in 2010, we reduced our outstanding principal indebtedness, and accordingly our interest expense has been reduced compared to the same period in the prior year.  Additionally, we have not recorded any tax benefit in our financial statements for the three months or the nine months ended September 30, 2011, whereas our net loss for the same periods in the prior year included a tax expense of $284,262 and $240,784, respectively, for the three months and nine months ended September 30, 2010.

Liquidity and Capital Resources

Per our Consolidated Statements of Cash Flows, net cash provided by operating activities for the nine months ended September 30, 2011, was $113,679 compared to $156,504 for the nine months ended September 30, 2010, or a decrease of $42,825.  The decrease in cash provided by operating activities is due mostly to the increase in our net loss of $44,437 together with the various adjustments necessary to reconcile net loss to net cash provided by operations for each of the respective periods presented.

For the nine months ended September 30, 2011, adjustments decreasing our net loss of $660,638 included depreciation and amortization of $490,663, the decrease in trade receivables of $25,344, and the increase in accounts payable and accrued liabilities of $254,679, offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $17,457 and the decrease in customer deposits of $7,500.

For the nine months ended September 30, 2010, adjustments decreasing our net loss of $616,201 included depreciation and amortization of $477,720, the decrease in trade receivables of $38,797, the decrease in prepaid interest of $78,000, the increase in ACH settlements payable of $19,219, and the increase in customer deposits of $16,000, offset by adjustments that increased our net loss, such as the increase in prepaid expenses of $2,300, and the decrease in accounts payable and accrued liabilities of $60,297.

Net cash used in investing activities was $5,100 for the nine months ended September 30, 2011 and $99,085 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we replaced signage at our existing facility in Roswell, Georgia, made a small acquisition of a group of several accounts from one of our independent sales agents, and paid a small deposit in conjunction with retaining a stock transfer agent.  During the nine months ended September 30, 2010, we completed the purchase of an interest in a portfolio of merchant credit card processing accounts and made improvements to our some of our customer relations software systems.

Net cash used in financing activities was $137,833 for the nine months ended September 30, 2011, compared to $21,634 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we received proceeds of  $17,500 from sales of restricted stock, and received $213,500 of proceeds related to loans, which included a loan made in conjunction with an asset portfolio transaction of $113,500 and an increase of $100,000 in our line of credit with one of our banks,.  We reduced our notes payable by $240,000 in exchange for restricted stock, and repaid $608,833 of principal on our existing notes payable.  During the nine months ended September 30, 2010, we completed a private placement offering of our common stock which provided net proceeds of $898,595, and we executed notes payable with two of our existing shareholders totaling $94,000 which helped facilitate the initial purchase price of the portfolio asset previously described.  We also repaid $1,017,229 in outstanding principal, comprised mostly of a reduction of $920,000 in our outstanding principal balance with Thermo Credit, and the repayment of approximately $97,229 of outstanding notes payable with shareholders, and received $3,000 in proceeds from the exercise of employee stock options.

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

To date we have financed our capital expenditure needs from a combination of cash flows generated from our operations and various financings and/or investments we have received mostly from our significant shareholders.  At this time, however, we have not generated sufficient cash flow resulting from our operations in order to fund our operating needs for the next twelve months.  Accordingly, we have been advised by our independent auditors that if we are unable to make substantial improvements in our operating results or to refinance significant portions of our existing debt we may receive a qualified opinion upon their completion of our calendar year 2011 audit that indicates there is substantial doubt about our ability to continue as a going concern.  We are currently working with our existing shareholders which are holders of the majority of our outstanding debt, and with our most significant creditors, in an effort to complete a series of re-financings which will reduce our ongoing debt service in an effort to address these concerns.  However, at this time we have not completed such re-financings nor have we achieved the significant improvements to our operations, and accordingly we can give no assurances that we will continue to receive unqualified audit opinions from our independent auditors in the future.

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

In March 2011, we reported on Form 8-K that we signed a Letter of Intent to acquire Unified Processing LLC (Unified), in an effort to further expand our payment services business.  Since this time we have continued to negotiate final terms of an agreement and secure the necessary financing to complete a transaction.  Going forward, we expect to begin utilizing our public company status to more effectively enhance our ability to obtain working capital and facilitate acquisitions more effectively than could be accomplished as a private entity.  At this time, although we acknowledge our continued negotiations with Unified, we currently have no final understanding, arrangement, or agreement to make any acquisitions, but continue to actively seek such opportunities as a means to accelerate our revenue and earnings growth.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.  Please refer to our Form 8-K filed with the SEC on March 4, 2010 for information regarding our private placement of common stock that closed on February 28, 2010.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

32.2*	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

(*)	Filed herewith.

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

UNITED ESYSTEMS, INC.

Date: November 21, 2011	By: /s/ Walter Reid Green, Jr.
Walter Reid Green, Jr.
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)